Form 10-K
period 2022-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2023-02-16
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $21.8 billion. For purposes of making this calculation only, the registrant excluded the shares of common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”) held by directors, executive officers and beneficial owners of more than ten percent of the common stock. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2022.

As of February 13, 2023, there were 244,040,705 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2022 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including contributions to recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, new variants, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of new legislation such as the U.S. CARES Act, the EU Medical Device Regulation, new cosmetic and device regulations in Mexico, and the U.S. Modernization of Cosmetic Regulation Act; the impact on the global economy of the Russia/Ukraine war, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions; increased or changing regulation regarding the Company’s products and its suppliers in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925. We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our consumer products marketing efforts are focused principally on our 14 “power brands.” These well-recognized brand names include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda based products; TROJAN® condoms, lubricants and vibrators; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; L’IL CRITTERS® and VITAFUSION® gummy dietary supplements for children and adults, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads; ZICAM® cold shortening and relief products; THERABREATH® oral care products; and HERO® acne treatment products. We reevaluate the composition of our “power brands” from time to time, and in 2022 removed FINISHING TOUCH FLAWLESS® products from our list of power brands and added HERO® acne treatment products.

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

Our Sustainability Strategy and Environmental, Social and Governance (“ESG”) Pillars

Sustainability is how we refer to our Environmental, Social & Governance (“ESG”) efforts as part of our overall success into delivering growth and profitability while making a meaningful and positive impact. We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to the health of the communities in which we operate, while contributing to a better world. Each year we publish a Sustainability Report that discloses our business and corporate responsibility commitments and details our ESG performance metrics and targets and other components of our ESG efforts. Our 2021 Sustainability Report is available on our web site at https://churchdwight.com/pdf/Sustainability/2021-Sustainability-Report.pdf, and our 2022 Sustainability Report will be available in April 2023 (the “2022 Sustainability Report” and together with the 2021 Sustainability Report, the “Sustainability Reports”). References to our Sustainability Reports are for informational purposes only and neither the Sustainability Reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

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

Social. Our Social focus areas include our goals of delighting consumers with our brands through our contributions towards a more sustainable world, improving our suppliers’ labor, health & safety and ethical practices, and supporting our employees to create a stronger, more resilient company while contributing to a better world. In their everyday work, employees embody our commitments to integrity, quality, and innovation, and in doing so, directly contribute to our long-standing character and reputation. Employee safety is a top priority. We develop and administer company-wide policies designed to ensure the safety of each team member and compliance with OSHA standards and, during the height of the pandemic, we implemented COVID-19 protocols across all locations to ensure both the safety of our employees and compliance with federal and local requirement and guidelines, and have continued these practices as the pandemic has moved into new stages where appropriate or required. We embrace the diversity of our employees and believe that a diverse workforce reflective of our consumer base fosters innovation and cultivates an environment filled with unique perspectives and strive to promote a culture and processes that support and enhance our ability to recruit, develop and retain diverse talent at every level. As part of our enhanced diversity and inclusion initiatives and our commitment to transparency and accountability, in 2022, we began publishing workplace demographics of our employees in our Sustainability Reports. We also encourage our employees to become involved in their communities through our Employee Giving Fund and The Church & Dwight Philanthropic Foundation (the “Foundation”) which is focused on helping to create DEI opportunities and advancing environmental preservation. The Foundation is administered by our employees. See pages 13-14 in this Item 1 of this Annual Report under “Employees and Human Capital” for a discussion of our human capital management.

Governance. Our governance focus includes the processes, rules, resources and systems in support of our operational, sustainability and ESG efforts, have been described in our 2022 Proxy Statement and will be described in our Proxy Statement for our upcoming Annual Meeting of Stockholders under the caption “Sustainability Strategy and ESG Pillars” and in our 2022 Sustainability Report. Our Corporate Issues Council (the “Council”), comprised of senior executives representing all of our key functional areas, guides the integration of sustainability with all parts of our business and drives continuous improvement in our sustainability approach and performance. The Council takes the lead in defining and implementing our sustainability strategies across the six sustainability and ESG pillars. Our Board of Directors, acting principally through its Governance, Nominating & Corporate Responsibility Committee, oversees our sustainability efforts, with that Committee and the Compensation & Human Capital and Audit Committees each focusing on specified areas of sustainability, including compliance and ethics, human capital and DEI. Our Independent Lead Director is responsible for ensuring that stockholder requests, recommendations and proposals are evaluated by the Governance, Nominating & Corporate Responsibility Committee, additional committees within the Board as appropriate, and then by the Board of Directors, if needed.

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

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from Information Resources, Inc. (“IRI”) Total US – Multi Outlet ("MULO") for the period ending December 25, 2022. Foreign brand “rankings” are derived from several sources.

Recent Acquisitions

On October 13, 2022, we acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the Hero® brand which includes the MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). We paid $546.8 million, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 million for five years to satisfy certain indemnification obligations, if necessary. We also issued $61.5 million of restricted stock which will be recognized as compensation expense as the restricted stock held for individuals who will continue to be employed by the Company vest. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. Hero’s annual net sales for the year ended December 31, 2022 were approximately

$179.0 million. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment.

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

Household Products

In 2022, household products constituted approximately 55% of our Consumer Domestic sales and approximately 42% of our consolidated net sales.

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

Personal Care Products

In 2022, personal care products constituted approximately 45% of our Consumer Domestic sales and approximately 35% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers, cold shortening and relief, acne treatment, and dietary supplements under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER® brand name. Our other personal care products include antiperspirants and deodorants under the ARRID® and ARM & HAMMER® brands, battery-operated toothbrushes under the SPINBRUSH® brand, condoms under the TROJAN® brand (the number one condom brand in the U.S.), water flossers and showerheads under the WATERPIK® brand (the number one water flosser and replacement showerhead brands in the U.S.), home pregnancy and ovulation test kits under the FIRST RESPONSE® brand (the number two selling brand in the U.S.), hair-removal products under the NAIR® brand (the number one depilatory in the U.S.), beauty devices under the FINISHING TOUCH FLAWLESS® brand (the number one women’s electric hair removal system in the U.S.), oral analgesics and oral care products under the ORAJEL® brand (the number one oral care pain relief in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS® brand (number two in the U.S.) and adult gummy dietary supplements under the VITAFUSION® brand (number one in the U.S.), ZICAM® brand (the number one cold shortening category in the U.S. ), a growing number of hair products under the BATISTE® (the number one dry shampoo in the U.S.), VIVISCAL® (the number one leading supplement for thinning hair in the U.S), XFUSION® and TOPPIK® hair fiber brands (the number one leading brand of hair fiber cosmetics for thinning hair in the U.S), THERABREATH® (the number two alcohol free mouthwash in the U.S.), nasal saline moisturizers and solutions under the SIMPLY SALINE® brand, and HERO® acne treatment products.

Consumer International

Our Consumer International segment markets a variety of personal care, household and over-the-counter products in international subsidiary markets, including Australia, Canada, France, Germany, Mexico and the United Kingdom. We also export to over 130 markets around the world, including China and Japan, through our global markets group (the “Global Markets Group” or “GMG”) using a broad network of third-party distributors.

Total Consumer International net sales represented approximately 17% of our consolidated net sales in 2022. Net sales of the subsidiary businesses originating in Europe, Canada, Australia and Mexico accounted for 35%, 26%, 8% and 7%, respectively, of our 2022 international net sales in this segment. No other country in which we operate accounts for more than 20% of our total international net sales and no product line accounts for more than 20% of total international net sales.

Some of our U.S. power brands such as ARM & HAMMER, BATISTE, NAIR, OXICLEAN, TROJAN, L’IL CRITTERS, SPINBRUSH, WATERPIK, ANUSOL, and VITAFUSION are distributed in many of our international markets. In addition, we also export unique brands such as STERIMAR®, and FEMFRESH® out of the United Kingdom as well as our FINISHING TOUCH FLAWLESS brand, to many countries around the world.

We also market the CURASH® line of babycare products in Australia, and GRAVOL® anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets. We also sell WATERPIK water flossers and showerheads in Australia, Canada, Germany, France, the United Kingdom, Mexico and in other international markets.

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal and Food Production, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 6% of our consolidated net sales in 2022.

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

Over the last six years, we have expanded our product offerings to include unique prebiotics and probiotics. CELMANAX® Refined Functional Carbohydrate is a yeast-based prebiotic that helps ensure a well-functioning gastrointestinal track in dairy cows, beef cattle, poultry and other livestock. On May 1, 2017, we acquired the Agro Biosciences, Inc. business and we now market the CERTILLUS® family of probiotics products in the poultry, dairy, beef and swine industries. On March 8, 2018, we acquired Passport Food Safety Solutions, Inc., which is focused on providing pre- and post-harvest food safety solutions for beef, poultry, and swine primarily for the application to carcasses to reduce food borne pathogens.

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

Our competitors in the Consumer Domestic and Consumer International segments include, among others, Procter & Gamble Company (“P&G”), The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company and Nestle Health Science, Haleon plc, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi and Pharmavite LLC. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share. In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and retailer co-developed and owned brands, have increased competition in certain product categories, particularly within personal care, specialty hair care and dietary supplements, from less well capitalized competitors.

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

SEASONALITY

Our business is generally not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes and WATERPIK water flossers (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), sales of VITAFUSION and L’IL CRITTERS dietary supplements and ZICAM cold shortening and relief products (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health). In SPD, several of our Animal and Food Production products experience higher demand in warmer weather months creating higher seasonal demand in the second and third quarters of the year.

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

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, were higher in 2022 relative to 2021, increasing our core commodity costs. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867 and is a valuable asset and important to the successful operation of our business. Our products are sold under many other valuable trademarks held by us, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, L’IL CRITTERS, VITAFUSION, ZICAM, THERABREATH and HERO. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In the years ended December 31, 2022, 2021 and 2020, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were 24%, 24% and 23% respectively, of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

GOVERNMENT REGULATION

General

All of our products are subject to regulation by one or more U.S. agencies, including the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”) as well as foreign agencies such as the European Commission, Health Canada, the Australia Therapeutic Goods Administration, the Mexico Federal Commission for Protection Against Health Risks (COFEPRIS) and others.

FDA regulations govern a variety of matters relating to our products, such as product development, manufacturing, premarket clearance or approval, labeling, distribution and post-market surveillance including complaint vigilance. The regulations adopted and standards imposed by the FDA and similar foreign agencies evolve over time and can require us to make changes in our manufacturing processes and quality systems to remain in compliance. These agencies periodically inspect manufacturing and other facilities. To maintain certification of our quality system and certain of the technical files of our products, we must monitor and adapt to changes to applicable standards. These changes may impose burdensome new requirements that require significant investment or rework. If we fail to comply with applicable regulations and standards, we may be subject to sanctions, including fines and penalties, the recall of products and cessation of manufacturing and/or distribution.

In addition, we sell products that are subject to regulation under the Federal Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act, both of which are administered by the EPA. Similar laws exist in other markets and may apply to our products.

We are also subject to regulation by the FTC and its counterparts in other jurisdictions in connection with the content and truthfulness of our labeling, advertising, promotion, trade practices and other matters. The FTC and foreign agencies have instituted numerous enforcement actions against companies for failure to adequately substantiate claims made in advertising or for the use of otherwise false or misleading advertising claims. These enforcement actions have resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. Such actions can result in substantial financial penalties and significantly restrict the marketing of our products.

The CPSC and consumer protection agencies around the world have jurisdiction over consumer products, regulates their safety and has authority over recalls. The CPSC administers the Poison Prevention Packaging Act and has issued regulations requiring special child resistant packaging for certain products, including pharmaceuticals, dietary supplements, and dietary substances, containing certain ingredients (e.g., iron). The CPSC and similar foreign agencies also develop and enforce mandatory product safety standards to address trending safety concerns, such as the use of button cell batteries or the presence of toxic chemicals in consumer products.

Our relationship with certain union employees is regulated by various agencies of the countries, states, provinces and other localities in which we sell our products.

Medical Device Clearance and Approval

To be commercially distributed in the U.S., a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). For lower risk class II devices, we must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. Our condoms, lubricants, STERIMAR nasal congestion relief, home pregnancy test kits and WATERPIK professional dental products are regulated as class II devices. Some other low risk devices, including SPINBRUSH and other battery powered toothbrushes, oral care products including toothpastes, therapeutic massagers, nasal congestion relief and wound wash, wrist supports, WATERPIK water flossers and HERO acne treatment products are in class I or are unclassified and are generally exempted from the 510(k) requirements. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. We may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require us to cease marketing or recall the modified device until 510(k) clearance is obtained.

In many countries outside the United States, to distribute a medical device lawfully, we must demonstrate conformity to local or regional standards for quality, safety and performance. For class II medical devices, we must obtain either government approval or certification from an accredited and approved Notified Body ("NB") that also performs periodic planned and surprise audits of our files and our quality system. These audits are shared in some cases, specifically among regulators in the U.S., Canada, Australia, Brazil, and Japan. Modification to a certified device generally requires government or NB review and approval prior to implementation of the change. Additionally, all safety incidents reported to a Health Authority must also be reported to the NB.

OTC Pharmaceutical

We market over-the-counter (“OTC”) pharmaceutical products, such as anti-acne cream, anticavity toothpaste, anticavity rinse, antiperspirant, hemorrhoid relief, skin protectant, antinauseant, oral analgesic and sunscreen drug products, that are subject to FDA and foreign regulation. Under the U.S. OTC monograph system, selected OTC pharmaceutical products are generally recognized as safe and effective and do not require the submission and approval of a new drug application. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Pharmaceutical products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements. Following the passage of the CARES Act, FDA is updating and working to finalize current monographs, including those that affect our oral care products and HERO sunscreens. With these new regulations, OTC products will now need to be “state of the art” and will have significant focus on GMPs, especially manufacturing, final formulation testing, and safety incident reporting. Products not in the monograph system can be deemed to be unapproved new drugs and can be forced from the market. This is particularly the case for homeopathic drug products like certain ZICAM products. Both the FDA and the FTC have taken the position that homeopathic products are unapproved new drugs. Regulatory action against these products is deemed unlikely unless the products present an unreasonable safety risk. ZICAM homeopathic products are not currently perceived to pose any such risk.

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

Medical Device and OTC Pharmaceutical Postmarket Regulation

After a medical device and/or OTC pharmaceutical is commercialized, numerous regulatory requirements apply, including:

•
international quality system regulations, including those of the FDA and other regulatory authorities, impose current Good Manufacturing Practice (“cGMP”) requirements governing the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices and OTC pharmaceuticals intended for human use;
•
global standards and regulations affecting product design and development, including requirements to keep existing products current to the “state of the art,” and doing an ongoing assessment of the risk acceptability, adopting risk control measures where appropriate, and re-assessing the clinical benefit;
•
labeling regulations, including a prohibition on product promotion for unapproved or “off label” uses;
•
the medical device and drug reporting regulation requiring a manufacturer to report to the regulatory authorities if its drug or device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur and ongoing post-market surveillance of the product and like-products to continuously evaluate the benefit/risk over the life of the product; and
•
regulations on corrections and removals which require a manufacturer to report recalls and field actions to the regulatory authorities if initiated to reduce a risk to health posed by the device or to remedy a violation of the applicable laws.

Food Products

We market baking soda and animal feed products, such as rumen fermentation enhancers and Dietary Cation-Anion Difference (“DCAD”) balancers that are also subject to FDA and foreign regulation. The Food Safety Modernization Act (“FSMA”) regulates food and animal feed products and mandates preventive controls, including hazard analysis, risk controls, supplier qualifications and controls and increased record keeping. FSMA grants the FDA the authority to require mandatory recalls for products under certain conditions. The FDA is currently in the process of establishing rules and guidance to implement the provisions of FSMA. The potential impact of these rules and applicable guidance will be determined as they are published, and compliance plans will be effected as necessary.

Dietary Supplements

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, distribution, importing, selling, and storing our gummy vitamin dietary supplements are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states and localities in which our products are sold. The FDCA governs the composition, safety, labeling, manufacturing and marketing of dietary supplements. Additionally, dietary supplements sold outside the U.S. may be regulated as drugs.

It is unlawful to market as a dietary supplement any article that is approved as a new drug or is authorized for investigation as a new drug for which substantial clinical investigations have been instituted and made public, unless that article was first marketed as a dietary supplement or food. The FDA has authority to effectively void that restriction through the issuance of a regulation finding the article lawful. The FDA has issued Warning Letters to companies selling supplements with unapproved new dietary ingredients, unsafe food additives, and/or drug claims.

Dietary ingredients that were not marketed in the U.S. before October 15, 1994 must be the subject of a new dietary ingredient notification submitted to the FDA at least 75 days before the initial marketing, unless the ingredient has been present in the food supply as an article used for food without being chemically altered. The notification must provide evidence of a history of use or other evidence establishing that use of the dietary ingredient is reasonably expected to be safe. The FDA may determine that notification does not provide an adequate basis to conclude that a new ingredient is reasonably expected to be safe, which could effectively prevent the marketing of the ingredient. In May 2022, the FDA issued draft guidance on enforcement policy with regard to premarket notification of new dietary ingredients. Although the draft guidance was issued for public comment and does not have the force of law, it is a strong indication of the FDA’s current thinking on the FDA’s approach to enforcement. The FDA has signaled its intent to enforce the applicable statutes and regulations by requiring submission of a pre-market safety notification for “new” dietary ingredients.

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

HUMAN CAPITAL

Overview

Much of our success comes from our culture. Our people share a collective energy and ambition towards making a difference supporting the greater good, by providing affordable, quality products for everyday life, as reflected in our ESG and sustainability commitments, and by giving back to their communities. Our culture generates a collective passion, strength and determination to make an outsized impact, every day.

Safety and Wellness

Employee safety remains our top priority. We develop and administer company-wide policies to ensure the safety of each team member and compliance with OSHA standards.

Our Employees

As of December 31, 2022, we had approximately 5,250 global employees, an increase of approximately 125 compared to December 31, 2021. Approximately 87% of our workforce is located in the Americas, 10% in Europe, Middle East, and Africa, and 3% in the Asia-Pacific region. About 49% of our employees are salaried and about 51% are paid hourly wages. During fiscal 2022, our overall turnover rate was approximately 21.5%. Our revenue per employee in fiscal 2022 was approximately $1.02 million.

Diversity, Equity and Inclusion

We embrace the diversity of our employees and, our DEI efforts aspire to help us achieve a more diverse workforce. We also strive to cultivate a culture and processes that support and enhance our ability to recruit, develop and retain diverse talent at every level.

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

We are committed to transparency and accountability that will drive continuous progress. As part of our enhanced diversity and inclusion initiatives and our commitment to transparency and accountability, in 2022 we began publishing workplace demographics of our employees in our Sustainability Reports.

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

Compensation and Benefits

Attracting and retaining talent is a priority at Church & Dwight. We offer competitive pay and a range of benefits that support the well-being of our increasingly diverse workforce. This includes offering competitive salaries and wages, as well as benefits such as health insurance, retirement and profit-sharing plans, and paid time off.

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

Communities

We encourage our employees to become involved in their communities, and in 2022, our Employee Giving Fund supported our communities by providing $1.3 million to 220 deserving community organizations through annual grants, disaster relief, and other monetary support. Employees purchased back-to-school supplies online to support disadvantaged youth, donated clothes and non-perishable items for clothing and food drives and provided supplies for a summer camp and holiday dinner for families in need. The Foundation was established in 2020 with the focus on helping to create equitable and inclusive opportunities and advancing environmental preservation. The Foundation is administered by our employees. In 2022, seven organizations were chosen and received grants in aggregate totaling $915,000. In the DEI space, the following organizations received grants: Junior Achievement, Bowie University and Virginia State University. In the Sustainability space, the following organizations received grants: The Recycling Partnership, the Ocean Conservancy, Northeast Wilderness Trust, and The Xerces Society for Invertebrate Conservation.

PUBLIC INFORMATION

We maintain a website at www.churchdwight.com and on the “Investors-Financial Information-SEC Filings” page of our website we make available free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”). Also available on the “Investors-Corporate Governance” page on our website are our Corporate Governance Guidelines, charters for the Audit, Compensation, & Human Capital and Governance, Nominating & Corporate Responsibility Committees of our Board of Directors (the “Board”), our Code of Conduct and our Proxy Statement. We also publish a Sustainability Report that summarizes our business and corporate responsibility commitments and accomplishments including those related to our environmental, social, and governance performance. For more information regarding our sustainability strategy and ESG pillars please see the “Responsibility” page on our website and the discussion under the capital “Our Sustainability Strategy and Environmental, Social and Governance (“ESG”) Pillars” included above. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on our website is not a part of this Annual Report and the reference to our website is intended to be an inactive textual reference only.

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

We face intense competition from consumer products companies, both in the U.S. and in international markets. Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label and retailer-branded brands and generic non-branded products in certain categories, which typically are sold at lower prices. In China, in particular we face strong competition from local manufacturers offering both generic and branded products. The use of evolving technology to develop more complex pricing models by retailers has led and may continue to lead to pricing pressures in some categories. In addition, during times of economic uncertainty, consumers may purchase more “private label” or other lower price brands, especially at a time of rising inflation. These developments have increased competition in certain product categories in particular, including dietary supplements, diagnostic kits and oral analgesics. In addition to competition across all our product categories, there continues to be significant product competition in the gummy dietary supplement category, which has grown from about 10 competitors a decade ago to more than 50 of significance in recent years. Shifting consumer behavior, including accelerated shifts to online shopping which has been accelerated by the COVID-19 pandemic, have also increased competition in e-commerce in many of our categories, from our larger legacy competitors and newer digitally native brands which have increasingly moved into consumer products and staples.

Many of our competitors are large companies, including, among others, P&G, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company and Nestle Health Science, Haleon plc, Henkel, Reckitt Benckiser Group plc, Johnson & Johnson, Pfizer Inc., Bayer AG, Alere Inc., NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi and Pharmavite LLC. Many of these companies have greater financial resources than we do, and, therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.

Our products generally compete on the basis of performance, brand recognition, price, value or other benefits to consumers. Significant price competition may require us to reduce the prices for some of our products to price levels that do not offset manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Increases to our prices, as a result of inflationary pressures or otherwise, could cause declining sales of products whose prices we have increased. In response to ongoing inflationary pressures and other factors, we have recently raised prices on many of our products across our global portfolio of brands over the past few years. Ongoing periods of high inflation could lead to additional price increases on these or our other products. Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If our advertising, marketing and promotional programs, including the use of digital and social media to reach consumers, are not effective, our sales growth may decline.

•
A continued change in the retail environment and changing consumer preferences could cause our sales to decline.

Despite increasing shifts to e-commerce, sales of our products remain highest in the traditional mass merchandiser, food and drug retail stores, and our products are also sold in club stores and dollar stores channels. However, alternative retail channels, including direct to consumer, e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase, which may affect customer and consumer preferences, including in response to the COVID-19 pandemic and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve driven, in part, by the COVID-19 pandemic. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online and via mobile and social applications) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. These trends have been magnified due to the COVID-19 pandemic in many of our geographies. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of Millennials and Generation Z who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding ESG practices of manufacturers, including, packaging materials, such as plastic packaging, and their environmental impact; greenhouse gas emissions; waste disposal practices; a growing demand for natural or organic products and ingredients; changing consumer sentiment toward non-local products or sources among Millennials and other demographic groups; evolving consumer concerns or perceptions regarding the effects of ingredients or substances present in certain consumer products; reduced brand loyalty; and concerns regarding human capital practices, including DEI.

We and many of our competitors have increased our online sales as a result of shifting consumer behavior, benefiting from scale, brand recognition, and other factors. However, as consumers continue to shift their behavior, retailers may incur higher e-commerce operating costs and will seek to recover those costs by passing them onto customers and manufacturers. Additionally, we cannot predict the extent to which our increased e-commerce demand will continue and a reduction in demand would have a negative impact on our sales.

•
Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components. Volatility, and increases in the costs of raw materials without offsetting price increases, disruptions in production or transportation, or increases in the costs of energy, labor, shipping and other necessary services, or other inflationary pressures, including market conditions, inflation, supplier capacity restraints, geopolitical developments (including the ongoing conflict in Ukraine), port congestions or delays, transport capacity restraints, or other disruptions, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. Significant inflation of material, component and co-packer input costs impacted our gross margin in 2022, and we expect inflationary pressures to continue into 2023. While we have increased prices on a majority of our products, there is no assurance that we will be able to fully offset any input costs increases, through cost reduction programs or price increases of our products or enter locked-in price arrangements or hedge agreements, especially given the competitive environment. Sustained, those price increases may lead to declines in volume as competitors may reduce their prices or customers may decide not to pay higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost.

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

A limited number of customers account for a large percentage of our net sales and/or net sales of specific product lines. Walmart is our largest customer, accounting for approximately 24% of net sales in 2022, 24% of net sales in 2021, and 23% of net sales in 2020. Our top four customers accounted for approximately 42% of net sales in 2022 and our top three customers accounted for approximately 37% and 36% of net sales in 2021 and 2020, respectively. We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of Walmart or any of our other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. Changes in consumer behavior, including continued shifting to online shopping instead of physical retail shopping as a result of the COVID-19 pandemic and other trends, could also impact our sales to our largest customers. Some of our retail customers were forced to shut down during the height of the pandemic, and others that reduced their hours, have not yet returned to full capacity which has impacted and may continue to impact their orders. Some of our retail customers have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. If these impacts are prolonged, they can further increase the difficulty of planning for operations. Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures. We could also lose a significant customer due to customer service levels or real or perceived product quality or appearance issues. As our business is based primarily upon individual sales orders rather than long-term contracts and most customer agreements include customer termination rights after short notice, many of our customers could reduce their purchasing levels or cease buying products from us at any time and for any reason.

•
Decreases in demand for our products would decrease our sales and profitability.

Factors that can affect demand include competitors’ products, advertising and pricing actions, inflationary pressures, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, the deterioration of economic or trade relations between countries or regions, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment, restrictions on travel and access to public spaces, and changes in tax policies, other effects of governmental shutdowns or a lapse of appropriations or fear of exposure to or actual impacts of a widespread disease outbreak. In particular, we derive a substantial percentage of our revenues from sales of laundry detergent, and the continued customer demand for these products are critical to our future success. Some products have seen decreasing demand in recent years, including condoms, as a result of demographic and other changes. Recently we have experienced a decline in consumer spending for our most discretionary brands, primarily WATERPIK and FINISHING TOUCH FLAWLESS. In addition, our WATERPIK brand has also been impacted by a consumer shift to lower cost alternatives due primarily to inflationary pressures and recessionary concerns. Most notably, a growing number of water flosser consumers are continuing to switch to competitors' value-branded products. Moreover, in the vitamin category there continues to be a softening of growth from record high levels during the COVID-19 pandemic and significant product competition coming from new category entrants. Additionally, if our vitamin fill rates (that is, the percentage of customer orders we are able to timely fulfill) continue to be below historical levels, we are vulnerable to retail customers limiting distribution of our vitamin products and consumers shifting their loyalty to competitors’ products. Also, our Passport Food Safety business has experienced sales and profit declines due to decreased demand driven by the COVID-19 pandemic and pressures from new competitive activities resulting from the loss of exclusivity on a key product line. While the vitamins category saw an increase in demand as a result of the COVID-19 pandemic, that demand has waned with the decreased prevalence of COVID-19 infections. However, demand for these products has typically increased during winter months when consumers have increased rates of flu and cold infection, and the continuing prevalence of increased social distancing and flu vaccination rates may have a negative impact on this seasonal performance.

An increasing number of our products are more discretionary in nature and, therefore are more likely to be affected by consumer decisions to control spending.

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

•
We have pursued and may continue to pursue strategic acquisitions and divestitures.

We may continue to pursue and consummate additional acquisitions, divestitures or substantial investments in complementary businesses or products in the future. However, we may not be able to identify and successfully negotiate suitable strategic acquisition at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Potential acquisitions may be significantly larger than the ones completed in the past and may require us to increase our levels of debt, potentially resulting in us being assigned a lower credit rating. Recent increases in interest rates may make it more difficult to borrow at attractive rates. In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on our ability to identify, structure and execute transactions. In addition, acquisitions and investments entail various risks, including the difficulty of entering new markets, product categories, or business models, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes and systems of the acquired company to conform to our own processes and systems and applicable legal and regulatory requirements, managing an increasingly broad and complex range of businesses and products, and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require us to incur unanticipated costs or delay the anticipated positive impact on our business and results of the acquisition. The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations or businesses that are in new categories that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties.

Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made. In addition, future acquisitions or investments could result in substantial cash expenditures, the potentially dilutive issuances of new equity by us or the incurrence of additional debt or business acquisition liabilities, the assumption of contingent liabilities, such as those relating to advertising claims, environmental issues and litigation.

•
Market category declines and changes to our product and geographic mix may impact the achievement of our sales growth targets, planned pricing and financial results.

A significant percentage of our revenues come from mature markets that are subject to high levels of competition. During 2022, approximately 83% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. Our ability to quickly innovate to adapt our products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results. We have implemented price increases and may implement additional price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases.

Adverse economic conditions continue to impact a portion of our businesses. Recently we have experienced a decline in consumer spending for our most discretionary brands, primarily WATERPIK and FINISHING TOUCH FLAWLESS. In addition, our WATERPIK brand has also been impacted by a consumer shift to lower cost alternatives due primarily to inflationary pressures and recessionary concerns. Most notably, a growing number of water flosser consumers are continuing to switch to competitors' value-branded products. Moreover, in the vitamin category there continues to be a softening of growth from record high levels during the COVID-19 pandemic and significant product competition coming from new category entrants. Additionally, if our vitamin fill rates continue to be below historical levels, we are vulnerable to retail customers limiting distribution of our vitamin products and consumers shifting their loyalty to competitors’ products. Our Passport Food Safety business has continued to experience decreased demand driven by the pandemic and other pressures. In the fourth quarter of 2022, we determined that a review of our ability to recover the carrying value of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. This loss of distribution along with an expected continued decline in discretionary consumption and higher interest rates resulted in an impairment charge as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Overall, we have continued to experience increased online sales. Potential recessionary economic conditions may impact consumer demand for certain of our products and put downward pressure on product prices.

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

•
We rely on a number of contract manufacturers and suppliers, including sole source contract manufacturers and suppliers for certain products, and supply chain issues may result in product shortages or disruptions to the Company’s business.

We rely on a number of contract manufacturers and suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies. New suppliers must be qualified pursuant to our standards and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time. We could experience material disruptions in production and other supply chain issues, largely because of shortages in supplier labor which continues to impact the availability of many raw and packaging materials, which continues to result in out-of-stock conditions. In addition, continued out-of-stock supplies or products due to supply chain issues may cause our customers to switch to competitors’ products that are more available. Moreover, our relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by us, government or industry regulations, or our customers, if we are unable to contract with suppliers at the quantity, quality and price levels needed for our business, if any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact its operations. We may be unable to qualify any needed new contract manufacturers or suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key contract manufacturers or suppliers may become insolvent or experience other financial distress or face closure or suspension of operations. If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or the incurrence of fines or higher than expected expenses. Further, the COVID-19 pandemic caused worldwide increases in demand for some products and reduced demand for other products, we have experienced continuing strain on our supply chain network and its ability to meet such demand.

•
Reduced availability of transportation or disruptions in our transportation network could adversely affect us.

We distribute our products and receive raw materials and packaging components primarily by truck, rail and ship and through various ports of entry. Reduced availability of trucking, rail or shipping capacity due to labor shortages, adverse weather conditions, natural disasters, including climatic events (including any potential effect of climate change), allocation of assets to other industries or geographies or otherwise, work stoppages, closure of operations due to government restrictions or sick employees or other impacts of pandemics, strikes or shutdowns of ports of entry or such transportation sources, could lead to inflationary cost pressures, cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials or packaging components in a timely manner, which could disrupt our operations, strain our customer relationships and competitive position.

•
Damage to the reputation of one or more of our leading brands could adversely affect us.

Our financial success is directly dependent on the reputation and success of our brands, particularly the ARM & HAMMER, BATISTE, FIRST RESPONSE, NAIR, ORAJEL, OXICLEAN, TROJAN, L’IL CRITTERS and VITAFUSION, SPINBRUSH, WATERPIK, XTRA, ZICAM, THERABREATH and HERO brands. The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our brands could suffer damage to their reputations due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, significant product recalls, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering. In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, unauthorized resellers online, or sales in violation of our policies. In the fourth quarter of 2022, we determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. We have removed the FINISHING TOUCH FLAWLESS brand from our list of “power brands.”

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

Our ability to continue to grow our sales and profits is dependent on expanding in the locations in which we already do business and entering into new geographic locations, both of which require significant resources and investments which would affect our risk profile. Further, our international operations subject us to risks customarily associated with foreign operations, including:

•
Changing macroeconomic conditions in our markets, including as a result of inflation, interest rates, volatile commodity prices and increases in the cost of raw and packaging materials, labor, energy and logistics, which could impact our manufacturing operations and that of our third-party partners;
•
currency fluctuations;
•
the Russia/Ukraine war;
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
•
potential disruption from wars and military conflicts, including the war in Ukraine, terrorism or other types of violence;
•
disruptions in the global transportation network, such as work stoppages, strikes or shutdowns of ports of entry or such other transportation sources, or other labor unrest;
•
extreme weather events resulting in power loss, damage to infrastructure and reduced economic development in vulnerable areas;
•
compliance with laws and regulations concerning ethical business practices, including without limitation, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act;
•
the impact of the United Kingdom’s exit from the European Union, which has led to increased costs, and/or complexity, aspects of which will persist whilst bilateral trade and cooperation deal governing the future relationship between the United Kingdom and the rest of the world are negotiated;
•
difficulty in enforcing contractual and intellectual property rights;
•
regulatory and quality system requirements for certain products; and
•
difficulties in staffing and managing international operations.

The COVID-19 pandemic has had and may continue to have a negative impact on regional and global economies, with reduced international travel, movement restrictions and social distancing measures, and recessionary conditions in many countries. Major developments in trade relations, including the imposition of new or increased tariffs or sanctions by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing. All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets.

In addition, in all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. The recent imposition of tariffs on products imported from certain countries in recent years has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. The sanctions introduced in response to the Ukraine conflict have further exacerbated these issues. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations. All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations and cash flows or financial position.

•
Failure to effectively utilize or successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect our competitiveness. Infringement by us of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of our products.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. The market for our products depends to a significant extent upon the value associated with our trademarks and brand names. We own the material trademarks and brand names used in connection with the marketing and distribution of our major products both in the U.S. and in other countries. While we hold several valuable patents on our products, they may not serve as an effective barrier to entry for new competitors. Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, we cannot be sure that our intellectual property rights will be sufficient or effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support our ability to manufacture, import, export, market and/or sell certain products in certain countries or globally or launch new product. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be manufactured or sold do not protect intellectual property rights to the same extent as the laws of the U.S. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. Our failure to perfect, successfully assert or license intellectual property rights could make us less competitive and could have a material adverse effect on our business, including our ability to manufacture, import, export, market and/or sell certain products within certain countries or globally, our operating results and our financial condition.

In addition, if our products are found to infringe intellectual property rights of others, the owners of those rights could bring legal actions against us claiming substantial damages for past infringement and seeking to enjoin manufacturing, importing, exporting, marketing and/or sale of the affected products in certain countries or globally. If these legal actions are successful, in addition to any potential liability for damages from past infringement, we could be required to obtain a license in order to continue to manufacture, import, export, market and/or sell the affected products, in certain countries or globally potentially adding significant costs. We might not prevail in any action brought against us or we may be unsuccessful in securing any license for continued use and therefore have to discontinue the manufacture, importing, exporting, marketing and/or sale of a product in certain countries or globally.

•
Impairment of our goodwill and other long-lived intangible and tangible assets may result in a reduction in net income.

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived tangible assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges. In the fourth quarter of 2022, we determined that a review of our ability to recover the carrying value of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. This loss of distribution along with an expected continued decline in discretionary consumption and higher interest rates resulted in an impairment charge as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

•
Increasing focus and sensitivity by governmental, non-governmental organizations, customers, consumers and investors to ESG issues, including those related to DEI, climate change, plastic usage and ingredients, could result in increased operating or manufacturing costs, which could adversely affect our business.

As climate change and other ESG issues become more prominent, so has scrutiny by federal, state and local governments, non-governmental organizations and our customers, consumers and investors. This will likely result in new or increased regulatory requirements such as the SEC’s recent disclosure proposal on climate change and various state-level Extended Producer Responsibility programs, and customer and consumer standards. In addition, our stakeholders are increasingly demanding transparency regarding our DEI efforts as well as our efforts to mitigate our impacts on climate change, and to eliminate chemicals of concern and otherwise reduce or mitigate adverse effects on the environment. For example, some of our major customers have requested we respond to various questionnaires, including the CDP Climate Change, Water and Forests Questionnaires, and use our responses and CDP scores to evaluate us. Compliance with these requirements, standards and disclosure requests could cause disruptions in the manufacture of our products and/or result in increase in operating costs. For example, we may be unable to obtain certain raw materials, and we have begun, and will continue to experience, increased costs for those materials as a result of these obligations. We may also be required to contribute funds to support recycling and other waste management infrastructure, and/or incur costs associated with making necessary changes to our operations and controlling, assessing and reporting on certain ESG metrics. These disruptions and additional costs could make our products more costly and less competitive than other products, which would adversely affect our business.

•
Any failure to achieve our ESG goals or to effectively respond to new or current legal, regulatory or stakeholder ESG requirements could adversely affect our business and reputation.

While we strive to minimize adverse impacts of our global operations, our ability to achieve any stated ESG goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. We could lose revenue if our consumers change brands, major retailers delist our products or our retail customers move business from us because we have not effectively responded to regulatory requirements, complied with their ESG requirements or met their expectations related to our sustainability efforts, including with respect to DEI, climate change, plastic usage, or ingredients. In addition, our failure to achieve our stated ESG goals could result litigation or adverse publicity, which could damage our reputation, reduce consumer demand and devalue our brand equity. Further, ESG-conscious investors may choose not to invest in our securities if we do not comply with their expectations, and investment managers may not include our securities in ESG-designated funds.

•
Current and future laws and regulations in the countries in which we and our suppliers operate could expose us to increased costs and other adverse consequences.

The development, manufacturing, processing, formulation (including stability), packaging, labeling, marketing, distribution and sale of our products are subject to regulation by federal agencies, including the U.S. FDA, the FTC, the EPA and the CPSC and foreign regulators and agencies. In addition, our and our suppliers’ operations are subject to the oversight of the Occupational Safety and Health Administration and the National Labor Relations Board. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products and their constituent materials and components are manufactured and sold.

In particular, the FDA and foreign counterparts regulate the formulation, safety, development, manufacturing, packaging, labeling and distribution of condoms, home pregnancy and ovulation test kits, vaginal lubricants, electric and battery powered medical devices, wound dressings, over-the-counter medicines and dietary supplements, including vitamins, minerals, and homeopathic products. The FDA or a similar foreign agency also exercises oversight over cosmetic products such as depilatories, hair care and skin care products. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction over the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we and our suppliers use to manufacture regulated products and may identify compliance issues that would require us and our suppliers to make certain changes in our manufacturing facilities and processes. The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer. We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated.

Likewise, any future determination by the FDA, the EPA or a similar foreign agency, or by us in reviewing our compliance with applicable rules and regulations, that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions. For example, the FDA may determine that a particular claim that we use to support the marketing of a product is not substantiated, may not accept the evidence of safety for a new product that we may wish to market, may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling, and may determine that our dietary supplement business manufacturing, packaging, labeling and holding operations do not comply with cGMPs. Similarly, we may identify these or other issues in internal compliance reviews of our operations and the operations and products of vendors and acquired companies. These other issues may include the identification of contaminants or non-compliant levels of particular ingredients. Any of the foregoing could subject us to adverse publicity, force us to incur unanticipated costs and have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, delays in the acceptance, review and approval of products by the FDA or the EPA, or other required governmental approvals, may result from government shutdowns due to the failure by Congress to enact regular appropriations.

We are subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, as well as the Commission’s rules with respect to “conflict minerals.” Recent trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, as well as sanctions by the U.S. and the European Union in response to the Russia/Ukraine war, have introduced greater uncertainty and volatility. In addition, any additional or renewed significant governmental actions pertaining to the COVID-19 pandemic, including lockdowns, quarantines or other restrictions on the ability of our employees to travel or perform necessary business functions or our ability to develop, manufacture, distribute, market or sell our products, or the ability of our suppliers, customers or third-party partners to effectively run their operations, may negatively impact our ability to manufacture, distribute, market and sell our products. We are not able to predict the nature of these changes or of such future laws, regulations, repeals or interpretations or to predict the effect additional or shifting governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements.

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

We collect, use and store personal data of our employees, customers and other third parties in the ordinary course of business, and we are required to comply with increasingly complex and changing data privacy and security laws and regulations, that apply to the collection, storage, use, transmission and protection of personal information and other consumer and employee data, including particularly the transfer of personal data between or among countries. High-profile security breaches of the information systems of a number of government agencies and U.S. companies may result in increased regulations and new security laws. The current administration and Congress in the United States may seek to pass more stringent regulations in these areas, or more aggressively enforce existing regulations.

Numerous local, municipal, state, federal and international law and regulations address privacy and security including the California Online Privacy Protection Act, the Personal information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, the Telephone Consumer Protection Act of 1991, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Section 5© of the Federal Trade Commission Act, and, the California Consumer Privacy Act (CCPA). These privacy and security laws and regulations change frequently, and new legislation continues to be introduced such as the California Privacy Rights Act (“ CPRA” ), which was effective on January 1, 2022 and modifies the CCPA significantly, as well as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, Utah Consumer Privacy Act and Connecticut Data Privacy Act which will become effective in 2023. In particular, the CCPA requires new disclosures to California consumers, gives California consumers new rights with respect to their data, and permits California consumers to opt-out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Our website ecommerce and customer relations businesses that store, process or transmit payment cardholder data are subject to be Payment Card Industry (PCI) compliance requirements as mandated by the credit card companies (Visa, Mastercard, American Express and Mastercard) and the Payment Card Institute Data Security Standard (PCI-DSS).

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

Our amended and restated bylaws include an “exclusive forum" provision, which may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. If a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations or cash flows.

Financial Risks

•
We have substantial indebtedness and we may incur substantially more debt in the future.

As of December 31, 2022, we had approximately $2,674.0 million of total consolidated indebtedness, net of debt issuance costs. This amount of indebtedness could have important consequences, including:

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

Additionally, our term and revolving facilities are subject to certain financial and other customary covenants. In the event of a breach of those covenants, our lenders under each credit facility may be entitled to accelerate the related debt (and any lenders in respect of any other debt to which a cross-default provision applies may be entitled to accelerate such other debt), and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. We may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. If additional new debt is added to the current debt levels, the related risks that we now face could intensify. A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, a deterioration in our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets. The U.S. Federal Reserve has raised interest rates consistently since March of 2022 and has signaled that it expects additional rate increases in the future, which could impact the interest rates available to us for borrowings in the future. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and impact to our credit ratings.

LIBOR, the interest rate benchmark previously used as a reference rate on our variable rate debt, including our term and revolving credit facilities and interest rate swaps, is currently being phased out in favor of the Secured Overnight Financing Rate (“SOFR”), which the Alternative Reference Rates Committee (the “ARRC”) has identified as its preferred alternative rate to succeed LIBOR. Accordingly, each of our term and revolving credit facilities now use SOFR-based rates in accordance with the ARRC’s recommendation. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are additional uncertainties regarding a transition from LIBOR, including but not limited to the impact this transition may have on the cost of our variable rate debt and certain derivative financial instruments Since the initial publication of SOFR in 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR. We will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the ARRC from time to time.

•
Our business is exposed to domestic and foreign currency fluctuations.

We are exposed to foreign currency exchange rate risk (both transaction and translation) with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. Dollar. Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, Pound, Mexican Peso, Australian Dollar and Chinese Yuan, among others. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets. Although we, from time to time, enter into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, Australian Dollar and Chinese Yuan, foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.

General Risks

•
We may not be able to successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of the COVID-19 pandemic.

Our business and financial results have been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic, including the emergence of new variants, such as, but not limited to:

•
negative impact on the global and U.S. domestic economy, significant unemployment, and market volatility;
•
significant increases in or reductions in demand or significant volatility in demand for one or more of our products, resulting in pressure on our operations and supply chain networks and the ability to meet such demand;
•
adverse impacts on our supply chain, including manufacturing by the Company or third-party partners, due to raw material, packaging or other supply shortages, labor shortages or reduced availability of transport, port congestion and closures;
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
•
decreased demand for certain products as COVID-19 procedures continue to ease and we transition from a pandemic to an endemic state;
•
pricing pressures on our products as retailers face added costs to build their e-commerce capacity; and
•
retailer fines related to our underperformance with respect to on time and in full shipments due to restrictions on our ability to produce and deliver products as a result of employee absenteeism or sickness, a tight trucking market or reduced shipping capacity, additional governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities or those of our suppliers.

Despite our efforts to manage and remedy these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party or governmental actions taken to contain its spread and mitigate its public health effects. While the vast majority of our products are consumer staples that generally are less vulnerable to decreases in discretionary spending than other products, some of our products, particularly WATERPIK, FINISHING TOUCH FLAWLESS and other personal care brands, are more discretionary in nature and, are more likely to be affected by consumer decisions to control spending and the impact and duration of recessionary economic conditions. In the fourth quarter of 2022, we determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. This loss of distribution along with an expected continued decline in discretionary consumption and higher interest rates, resulted in an impairment charge as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

While the U.S. has announced that the COVID-19 health emergency will expire in May of 2023, the impact of COVID-19, including the impact of restrictions imposed to combat its spread, could continue to result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable, in particular if other new COVID-19 variants such as the Delta and Omicron were to emerge. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. The potential effects of COVID-19 also could impact many of the other risk factors described herein, but given the evolving health, economic, social and governmental environments, such potential impact remains uncertain. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations and cash flows, we are unable to predict the extent or nature of these impacts at this time.

•
Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events, or unfavorable worldwide, regional and local economic and financial market conditions.

Our operations, as well as the operations of our third-party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including a protracted economic downturn or recessionary conditions, material shortages, inflation, financial difficulties, work stoppages, cyberattacks, and other disruptions in information technology systems, demonstrations, political instability or uncertainty in the U.S. or abroad, rising geopolitical tensions and hostilities (for example between China and Taiwan), disease outbreaks or pandemics (for example, an outbreak of a virus such as COVID-19), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, fuel and energy costs (for example, the price of gasoline), loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations.

Other financial uncertainties in our major markets and unstable geopolitical conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to customers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business. Ongoing political uncertainty in many countries, including the ongoing political transition in Hong Kong, and the exit of the United Kingdom from the European Union have created additional economic uncertainty and volatility in the financial markets. In February 2022, Russia invaded Ukraine and we have experienced, and expect to continue to experience, the indirect impacts of the conflict in Ukraine, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions of supply chains or information technology or other necessary services for our Company.

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

Increased information technology security threats and more sophisticated computer crime, including ransomware, denial of service and phishing attacks and advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners. As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although we have business continuity plans in place and have implemented a breach response plan to address service interruptions, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations. Moreover, any costs related to a breach may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.

Our information technology systems and, our third-party providers’ systems, have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. These risks also may be present to the extent any of our partners, distributors, joint venture partners or suppliers using separate information systems, not integrated with our information systems, suffers a cybersecurity incident and could result in increased costs related to their inability to timely deliver on their commitments to us and/or our involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired that does not use our information systems, experiences a system shutdown, service disruption, or cybersecurity incident. Due to the conflict in Ukraine, there is a possibility that the escalation of tensions could result in cyberattacks that could either directly or indirectly affect our operations. Such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’ databases or systems. In addition, although we have policies and procedures in place governing the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future, especially as we have shifted to more employees and other workers working remotely and having access to our technology infrastructure remotely.

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

The labor market in the United States is very competitive. Our future performance depends in significant part upon the continued service of our executive officers and other key personnel, including at our plants. Competition for qualified plant personnel has been intense. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key personnel left as a group or at the same time. Our success also depends, in part, on our continuing ability to attract, retain and develop highly qualified and diverse personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future, and the U.S. labor market has experienced wage inflation, sustained labor shortages, and a shift towards remote work. Factors that may affect our ability to attract and retain sufficient numbers of key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel in a tightening labor market. We have experienced increased levels of personnel turnover in recent years, increasing from an employee turnover rate of 14.9% in 2020 and 20.6% in 2021 to 21.5% in 2022. We may continue to experience increased personnel turnover in the future compared to prior years, either as a result of our business operations or other broad-based economic or cultural factors.

In addition, labor costs in the U.S. are rising. Labor cost is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, increases in employee benefits costs, or labor union organizing efforts, our operating expenses could increase and our growth and results of operations could be adversely impacted. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business. We may be unable to increase prices of our products in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if we increase product prices to cover increased labor costs, the higher prices could adversely affect sales volumes.

•
Our continued growth and expansion, reliance on third-party service providers and implementation of new accounting standards could adversely affect our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets, such as our acquisition of the ZICAM, THERABREATH, HERO and other businesses, may place significant additional pressure on our system of internal control over financial reporting and require us to update our internal control over financial reporting to integrate such acquisitions. Moreover, we engage the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. When we are required to comply with new or revised accounting standards, we must make any appropriate changes to our internal control over financial reporting to fully implement the standards, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholder claims.

•
Our business could be negatively impacted as a result of stockholder activism, an unsolicited takeover proposal or a proxy contest or short sellers.

In recent years, proxy contests, unsolicited takeovers and other forms of stockholder activism have been directed against numerous companies in our industry, including us. If such a campaign or proposal were to be made against us, we would likely incur significant costs. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of our business, or in our ESG and sustainability management and disclosure, through stockholder proposals or otherwise disrupting our business and diverting the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that we need a change in the direction of our business, or the perception that we are unstable or lack continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and may make it more difficult for us to attract and retain qualified personnel and business partners. Actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. We may also be the target of short sellers who engage in negative publicity campaigns that may use selective information that may be presented out of context or that may misrepresent facts and circumstances.

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

Approximate number of record holders of our Common Stock as of December 31, 2022: 1,700.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2017. Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)
S&P 500 Household Products Index consists of the Church & Dwight Co., Inc., Clorox Company, Colgate-Palmolive Company, Kimberly-Clark Corporation and P&G.

Dollars
COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
0.00
2017
2018
2019
2020
2021
2022
Church & Dwight Co., Inc.
S&P 500 Index
S&P 500 Household Products Index
Five-Year Average Annual Return
11.4%
9.4%
10.5%

Company / Index	2017	2018	2019	2020	2021	2022
■ Church & Dwight Co., Inc.	100.00	133.23	144.37	181.15	215.35	171.37
■ S&P 500 Index	100.00	95.61	125.71	148.82	191.51	156.79
■ S&P 500 Household Products Index	100.00	100.01	131.50	152.24	175.44	165.05

Share Repurchase Authorization

On October 28, 2021, the Board authorized a new share repurchase program under which the Company may purchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the Company’s 2017 Share Repurchase Program. The 2021 Share Repurchase Program does not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As a result of our stock repurchases, there remains $729.7 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2022.

ITEM 6. RESERVED

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements.

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household, personal care and specialty products focused on animal and food production, chemicals and cleaners. We focus our consumer products marketing efforts principally on our 14 “power brands.” These well-recognized brand names include ARM & HAMMER®, used in multiple product categories such as baking soda, cat litter, carpet deodorization and laundry detergent; TROJAN® condoms, lubricants and vibrators; OXICLEAN® stain removers, cleaning solutions, laundry detergent and bleach alternatives; SPINBRUSH® battery-operated and manual toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; L’IL CRITTERS® and VITAFUSION® gummy dietary supplements; BATISTE® dry shampoos; WATERPIK® water flossers and replacement showerheads; ZICAM® cold shortening and relief products, THERABREATH® oral care products and HERO® acne treatment products. We reevaluate the composition of our “power brands” from time to time, and in 2022 removed FINISHING TOUCH FLAWLESS® products from our list of power brands and added HERO®.

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

We operate our business in three segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”). The segments are based on differences in the nature of products and organizational and ownership structures. In 2022, the Consumer Domestic, Consumer International and SPD segments represented approximately 77%, 17% and 6%, respectively, of our consolidated net sales.

Supply Chain, Inflation, Labor, Consumer Demand and Competition

Throughout 2022, adverse impacts to our business have been primarily supply chain related, including raw material and labor shortages and interruptions, as well as distribution and transportation challenges. These negative impacts have resulted in difficulty meeting consumer demand. In addition, these negative impacts together with significant broad-based cost inflation have affected interest rates, input costs and consumer behavior. In addition, government restrictions in China have further exacerbated global supply chain challenges and have had a negative impact on Chinese consumer demand for our products in China. As restrictions in China ease, we expect those impacts to our business in the future to be less severe. While it is difficult to predict when conditions may improve, we expect raw material and labor shortages and input cost inflation to continue at least through the first half of 2023.

To address challenges meeting retail customer demand for certain categories, including laundry detergent and litter, we have taken steps to increase our short-term manufacturing capacity for those and other products as well as our raw material and packaging capacity, and continue to work closely with our suppliers, contract manufacturers and retail partners to increase capacity and ensure sustained supply to keep pace with increased demand. We have also made investments in the expansion of long-term in-house and third-party manufacturing capacity and are continuing to enlist additional suppliers that meet our quality specifications. We continued to see an improvement in fill rates in the fourth quarter, particularly in the household category, and we expect those improvements to continue into 2023 across most product categories. While we have made significant progress addressing our manufacturing capacity to meet consumer demand, there is no assurance that these challenges will abate in the foreseeable future, or that the other measures we have or may implement will mitigate the impact of supply disruptions or rising costs. If we continue to experience difficulty meeting consumer and retailer demand over an extended period, retailers may decide to discontinue distribution of all or some of our products.

To attempt to offset some of our cost pressures, we have enacted and continue to evaluate price increases in certain categories. However, we are also experiencing a decline in consumer spending for our most discretionary brands, primarily WATERPIK and FINISHING TOUCH FLAWLESS. Our WATERPIK brand has also been impacted by a consumer shift to lower cost alternatives due primarily to inflationary pressures and recessionary concerns. Most notably, a growing number of water flosser consumers are continuing to switch to competitors' value-branded products. In addition, due to the decline in consumer spending, a major retailer has discontinued certain of our FINISHING TOUCH FLAWLESS products. If the decline in consumer spending for our discretionary products persists over an extended period, we may not be able to increase prices to offset cost inflation and retailers may further discontinue distribution of these products. To address these demand shifts, we are taking steps to better manage production schedules and inventory levels for those products

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

along with increasing promotional activities and marketing spend, as well as continuing efforts to develop lower cost water flosser alternatives.

In the vitamin category there continues to be a softening of growth from record high levels during the COVID-19 pandemic and significant product competition coming from new category entrants. In the two-year period from 2019 to 2021 our vitamin products experienced a net sales increase of over 50%. The category has grown from about 10 competitors a decade ago to more than 50 of significance in recent years. Since 2019 alone, over 35 new brands have entered the gummy category. We continue to evaluate and vigorously combat these pressures through, among other things, new product introductions and increased marketing and trade spending. However, there is no assurance this category will not decline in the future and that we will be able to offset any such decline. Additionally, the fill rates for our vitamin products have been below historical levels, if we continue to have challenges meeting customer demand, we are vulnerable to retail customers limiting distribution of our vitamin products and consumers shifting their loyalty to competitors’ products.

Approximately 20% of our portfolio is comprised of discretionary products (WATERPIK and FINISHING TOUCH FLAWLESS) and the vitamin business. In addition, our portfolio is comprised of 40% value products and has a low exposure to private label which should help us to mitigate against a potential recessionary environment. We expect share gains to continue as we invest in our brands and supply chain fill levels continue to improve.

Looking forward, the impact that these challenges will continue to have on our operational and financial performance will depend on future developments, including inflationary impacts, retail customer’s acceptance of all or a portion of any price increases, our continued ability to obtain an adequate supply of products and materials, the spread and severity of new COVID-19 variants, and the long-term impact of vaccines. Additionally, we may be impacted by our ability to recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy in general. The impact of any of these potential future developments are uncertain and difficult to predict considering the rapidly evolving landscape.

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

2022 Financial Highlights

Key 2022 financial results include:

•
2022 net sales grew 3.6% over 2021, with gains in Consumer Domestic and SPD, partially offset by lower sales in Consumer International. The gains are primarily due to favorable pricing/product mix in all three segments and acquisitions in Consumer Domestic and Consumer International, partially offset by unfavorable volumes in all three segments and unfavorable changes in foreign exchange rates in Consumer International.
•
Gross margin decreased 170 basis points to 41.9% in 2022 from 43.6% in 2021, primarily due to higher manufacturing costs including labor, raw materials and components, and higher transportation and commodity costs, as well as unfavorable volumes, partially offset by favorable price/product mix, the impact of productivity programs, and business acquisition benefits.
•
Operating margin decreased 970 basis points to 11.1% in 2022 from 20.8% in 2021, reflecting a lower gross margin percentage and higher selling general and administrative costs (including the non-cash Flawless intangible asset impairment charge of $411.0 or 760 bps and 2021's favorable $98.0 or 190 bps Flawless business acquisition liability adjustments), partially offset by lower marketing expenses.
•
We reported diluted net earnings per share in 2022 of $1.68 (including the non-cash Flawless intangible asset impairment charge of $1.26 per share), a decrease of approximately 49.4% from 2021 diluted net earnings per share of $3.32 which included the favorable impact of the Flawless business acquisition liability adjustments of $0.30 per share.
•
Cash provided by operations was $885.2 in 2022, a $108.6 decrease from the prior year due to higher working capital and lower cash earnings (net income adjusted for non-cash items).
•
We returned $255.0 in 2022 to our stockholders through cash dividends paid.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. While a vast majority of our products are consumer staples and less vulnerable to decreases in discretionary spending than other products, certain of our products, are more likely to be affected by consumer decisions to control spending. Some customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), launching their own brands, and consolidating the product selections they offer to the top few leading brands in each category. In addition, an increasing portion of our product categories are being sold by club stores, dollar stores, mass merchandisers and internet-based retailers. These factors have placed downward pressure on our sales and gross margins.

We intend to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control our cost structure, expand our online market share, continue to develop and launch new and differentiated products, and pursue strategic acquisitions. We also intend to continue to grow our product sales globally and maintain an offering of premium and value brand products to appeal to a wide range of consumers.

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

In the domestic business, seven out of 14 “power brands” met or exceeded category growth for the full year 2022. With the acquisition of HERO®, we have 14 “power brands”. Our global product portfolio consists of both premium (60% of total worldwide consumer revenue in 2022) and value (40% of total worldwide consumer revenue in 2022) brands, which we believe enables us to succeed in a range of economic environments. We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 17% of sales derived from countries outside of the United States in 2022. We have subsidiary operations in seven countries (Canada, Mexico, U.K., France, Germany, China and Australia). We also export products to over 130 other countries through our Global Markets Group using a broad network of third-party distributors. In 2022, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business. If we are unable to expand our business internationally at the rate that we expect, we may not realize our anticipated growth targets.

Although we believe ongoing international expansion represents a significant opportunity to grow our business, our increasing activity in global markets exposes us to additional complexity and uncertainty. Sales generated outside of the U.S. are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results. Moreover, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty regarding the global economy. The impact of U.S. tariffs on certain products was a component of increased cost of sale during the year ended December 31, 2022. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we manufacture or sell large quantities of products could negatively impact our business, cash flows, results of operations and financial condition.

We also continue to focus on controlling our costs. Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along cost increases to customers. We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel and other commodities. Additionally, our focus on tight cost controls has enabled us to effectively navigate recent challenging economic conditions. In 2022, due to the significant increase in input costs, we have not been able to fully mitigate the impact of these increases with pricing, cost control measures and productivity programs. We have, and will continue to, implement price increases to address cost inflation. However, we cannot be certain that these price increases will be accepted by customers.

The identification and integration of strategic acquisitions are an important component of our overall strategy and product category diversification. Acquisitions have added significantly to our sales, profits and product category diversification over the last decade. This is evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “Vi-cor Acquisition”), the 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “Toppik Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson &

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Johnson (the “Anusol Acquisition”), the 2017 acquisitions of the VIVISCAL brand from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), Agro BioSciences, Inc. (the “Agro Acquisition”), and the WATERPIK brand from Pik Holdings, Inc. (the “Waterpik Acquisition”), the 2018 acquisition of Passport Food Safety Solutions, Inc. (the “Passport Acquisition”), the 2019 acquisition of the FINISHING TOUCH FLAWLESS brand; the 2020 acquisition of the ZICAM brand from Consumer Health Holdco LLC, the 2021 acquisition of the THERABREATH brand from Dr. Harold Katz, LLC and HK-IP International, Inc, and the 2022 acquisition of the HERO brand which includes the MIGHTY PATCH acne treatment products. The failure to effectively identify or integrate any acquisition or achieve expected synergies may cause us to incur material asset write-downs. We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities. In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions. Since 2001, we have acquired 13 of our 14 “power brands”.

We believe we are well positioned to meet the ongoing challenges described above due to our strong financial condition, experience operating in challenging environments and continued focus on key strategic initiatives. Our focus is to maintain competitive marketing and trade spending, manage our cost structure, continue to develop and launch new and differentiated products, while pursuing strategic acquisitions. This focus, together with the strength of our portfolio of premium and value brands, has enabled us to succeed in a range of economic environments. Moreover, the generation of a significant amount of cash from operations combined with an investment grade credit rating, provides us with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and share buy backs, and reduce outstanding debt. These factors position us to continue to increase stockholder value over the long-term.

For information regarding risks and uncertainties that could materially adversely affect our business, results of operations and financial condition and cash flows, see “Risk Factors” in Item 1A of this Annual Report.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Recent Developments

Hero Acquisition

On October 13, 2022, we acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the Hero® brand which includes the MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). We paid $546.8, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 for five years to satisfy certain indemnification obligations, if necessary. We also issued $61.5 of restricted stock which will be recognized as compensation expense as the vesting requirements for individuals who received the restricted stock and will continue to be employed by us are satisfied. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. Hero’s annual net sales for the year ended December 31, 2022 were approximately $179.0. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While we are still evaluating the impact of the Act, we do not expect any material changes on our consolidated financial position, results of operations or cash flows.

Dividend Increase

On February 1, 2023, the Board declared a 4% increase in the regular quarterly dividend from $0.2625 to $0.2725 per share, equivalent to an annual dividend of $1.09 per share payable to stockholders of record as of February 15, 2023. The increase raises the annual dividend payout from $255.0 to approximately $265.0.

Russia - Ukraine War

The global economy continues to be negatively impacted by the war between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products as well as financial and economic sanctions on certain industry sectors and parties in Russia and Belarus. We have experienced material shortages and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine war on the global economy including European energy market access to Russian energy sources. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

We have no operations in Russia or Ukraine. Sales into Russia and Belarus, which have been suspended indefinitely, are not material to our consolidated net sales and earnings.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for our products. Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. We rely on historical experience and forecasted data to determine the required reserves. For example, we use historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, a difference of approximately $2.7 in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If our estimates for promotional activities and sales returns reserves were to change by 10% the impact to promotional spending and sales return accruals would be approximately $15.9. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.

Impairment of goodwill, trade names and other intangible assets

The Company has intangible assets of substantial value on its consolidated balance sheet. These intangible assets are generally related to intangible assets with a useful life, indefinite-lived trade names and goodwill. The Company determines whether an intangible asset (other than goodwill) has a useful life based on multiple factors, including how long the Company intends to generate cash flows from the asset.

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

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. We determined that the fair value of all indefinite-lived intangible assets for each of the years in the three-year period ended December 31, 2022 exceeded their respective carrying values based upon the forecasted cash flows and profitability.

In recent years our global TROJAN business, specifically the condom category, has not grown and competition has increased. In addition, profitability was negatively impacted throughout 2022 by inflation, resulting in higher input costs and discount rates, and supply shortages for packaging materials. As a result, the TROJAN business has experienced sales and profit declines that have eroded a significant portion of the excess between the fair and carrying value of the tradename, which was $176.4 as of December 31, 2022. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename. While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the asset.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Our global WATERPIK business has recently experienced a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the tradename, which was $644.7 as of December 31, 2022. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK tradename. While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of these assets.

In the fourth quarter of 2022, we determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consist of the definite-lived tradename, customer relationships and technology assets recorded at acquisition. We evaluated our ability to recover the carrying values of the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The remaining net book value of the tradename as of December 31, 2022 is $46.3 and will be amortized over a remaining useful life of three years. We are implementing strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements included in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2022.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. This section of this Form 10-K generally discusses 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. The segment discussion also addresses certain product line information. Our operating segments are consistent with our reportable segments.

Consolidated results

2022 compared to 2021

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2022	Prior Year	December 31, 2021
Net Sales	$5,375.6	3.6%	$5,190.1
Gross Profit	$2,250.0	-0.6%	$2,263.5
Gross Margin	41.9%	-170 basis points	43.6%
Marketing Expenses	$535.2	-7.4%	$577.7
Percent of Net Sales	10.0%	-110 basis points	11.1%
Selling, General & Administrative Expenses	$1,117.0	84.1%	$606.7
Percent of Net Sales	20.8%	910 basis points	11.7%
Income from Operations	$597.8	-44.6%	$1,079.1
Operating Margin	11.1%	-970 basis points	20.8%
Net income per share - Diluted	$1.68	-49.4%	$3.32

Net Sales

Net sales for the year ended December 31, 2022 were $5,375.6, an increase of $185.5, or 3.6% compared to 2021 net sales. The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2022
Product volumes sold	(5.1%)
Pricing/Product mix	6.5%
Foreign exchange rate fluctuations / Other	(1.0%)
Acquired product lines (1)	3.2%
Net Sales increase	3.6%
(1)
On October 13, 2022, we completed the Hero Acquisition. On December 24, 2021, we completed the TheraBreath Acquisition. The results of these acquisitions are included in our results since the date of acquisition.

The volume change reflects decreased product unit sales for all three segments. Price/mix was favorable in all three segments.

Gross Profit

Our gross profit for 2022 was $2,250.0, a $13.5 decrease compared to 2021. Gross margin was 41.9% in 2022 compared to 43.6% in 2021, a 170 basis points (“bps”) decrease. The decrease is due to the impact of higher manufacturing costs, including labor of 270 bps, higher commodities of 230 bps, the impact of lower sales volumes of 110 bps, and higher transportation costs of 40 bps, partially offset by favorable price/mix of 320 bps, the impact of productivity programs of 110 bps, and business acquisition mix benefits of 50 bps.

Operating Costs

Marketing expenses for 2022 were $535.2, a decrease of $42.5 compared to 2021. Marketing expenses as a percentage of net sales decreased 110 bps to 10.0% in 2022 as compared to 2021 due to 80 bps on lower expenses as we reduced spending throughout most of 2022 due to low case fill rates, and 30 bps of leverage on higher net sales.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

SG&A expenses for 2022 were $1,117.0, an increase of $510.3 or 84.1% compared to 2021. The increase is primarily due to the non-cash Flawless intangible asset impairment charges of $411.0 and 2021’s favorable $98.0 Flawless business acquisition liability adjustments, partially offset by lower incentive compensation. SG&A as a percentage of net sales increased 910 bps to 20.8% in 2022 compared to 11.7% in 2021. The increase is due to 950 bps on higher expenses (including the Flawless impairment), offset by 40 bps of leverage associated with higher sales.

Other Income and Expenses

Other expense increased nominally in 2022 as compared to 2021.

Interest expense in 2022 was $89.6, an increase of $35.1. The increase is primarily due to higher average debt outstanding and higher interest rates.

Taxation

The 2022 U.S. federal effective income tax rate was 20.9% compared to 19.8% in 2021. The increase in the tax rate is primarily due to a lower tax benefit related to lower stock option exercises.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While we are still evaluating the impact of the Act, we do not expect any material changes on our consolidated financial position, results of operations or cash flows.

Segment results for 2022, 2021 and 2020

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

The Corporate segment income consists of equity in earnings of affiliates. As of December 31, 2022, we held 50% ownership interests in each of Armand and ArmaKleen, respectively. Our equity in earnings of Armand and ArmaKleen, totaling $12.3, $9.4 and $6.7 for the three years ended December 31, 2022, 2021 and 2020, respectively, are included in the Corporate segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2022, 2021 and 2020 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2022	$4,131.0	$896.1	$348.5	$0.0	$5,375.6
2021	3,941.9	912.2	336.0	0.0	5,190.1
2020	3,767.6	828.2	300.0	0.0	4,895.8
Income before Income Taxes(2)
2022(4)	$427.3	$38.8	$44.9	$12.3	$523.3
2021(5)	861.4	127.3	33.6	9.4	1,031.7
2020(6)	832.4	105.0	29.7	6.7	973.8
(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $15.1, $10.8 and $11.7 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in 2022, 2021 and 2020.
(4)
2022 results include the Flawless non-cash intangible asset impairment charges of $411.0 in SG&A expenses, of which $349.3 was recorded in the Consumer Domestic segment and $61.7 was recorded in the Consumer International segment.
(5)
2021 results include a $98.0 reduction in SG&A expenses to reduce the Flawless business acquisition liability, of which $83.2 was recorded to Consumer Domestic and $14.8 was recorded to Consumer International.
(6)
2020 results include a $94.0 reduction of SG&A expenses to reduce the Flawless business acquisition liability, of which $79.9 was recorded to Consumer Domestic and $14.1 was recorded to Consumer International. During 2020, we sold our PERL WEISS toothpaste brand in Germany resulting in a reduction in SG&A expenses of $3.0 recorded in Consumer International.

Product line revenues for external customers for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Household Products	$2,272.0	$2,103.0	$2,038.5
Personal Care Products	1,859.0	1,838.9	1,729.1
Total Consumer Domestic	4,131.0	3,941.9	3,767.6
Total Consumer International	896.1	912.2	828.2
Total SPD	348.5	336.0	300.0
Total Consolidated Net Sales	$5,375.6	$5,190.1	$4,895.8

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Consumer Domestic

2022 compared to 2021

Consumer Domestic net sales in 2022 were $4,131.0, an increase of $189.1 or 4.8% compared to net sales of $3,941.9 in 2021. The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2022
Product volumes sold	(5.9%)
Pricing/Product mix	6.8%
Acquired product lines (1)	3.9%
Net Sales increase	4.8%
(1)
Includes the Hero and TheraBreath Acquisitions since the date of acquisition.

The increase in net sales for 2022 reflects the impact of the Hero and TheraBreath Acquisitions, and higher net sales in ARM & HAMMER® Liquid Detergent, OXICLEAN® Powder, ARM & HAMMER® Cat Litter, and BATISTE® dry shampoo, partially offset by declines in FINISHING TOUCH FLAWLESS® Hair Removal Products, WATERPIK® Shower Heads, and VITAFUSION® and L’IL CRITTERS® gummy vitamins.

Consumer Domestic income before income taxes for 2022 was $427.3, a $434.1 decrease as compared to 2021. The decrease is due primarily to higher SG&A expenses of $437.7 (from the 2022 FINISHING TOUCH FLAWLESS non-cash intangible asset impairment charge of $349.3 and the favorable reduction in the fair value of the FINISHING TOUCH FLAWLESS business acquisition liability in 2021 of $83.2). Also impacting Consumer Domestic was higher manufacturing and distribution expenses of $150.6, the impact of lower sales volumes of $67.9, and higher interest and other expenses of $24.8, partially offset by a favorable price/mix of $216.7 and lower marketing expenses of $29.1.

Consumer International

2022 compared to 2021

Consumer International net sales in 2022 were $896.1, a decrease of $16.1 or 1.8% as compared to 2021. The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2022
Product volumes sold	(1.7%)
Pricing/Product mix	4.5%
Foreign exchange rate fluctuations	(5.5%)
Acquired product lines (1)	0.9%
Net Sales decrease	(1.8%)
(1)
Includes the TheraBreath Acquisition since the date of acquisition.

Excluding the impact of foreign exchange rates and acquired product lines, sales growth is driven by the BATISTE and CURASH brands in Australia, the BATISTE, GRAVOL, and ARM & HAMMER® Cat Litter in Canada, and the BATISTE brand in Europe.

Consumer International income before income taxes was $38.8 in 2022, a decrease of $88.5 compared to 2021 due to higher SG&A expenses of $78.1 (from the 2022 FINISHING TOUCH FLAWLESS non-cash intangible asset impairment charge of $61.7 and favorable reduction in the fair value of the FINISHING TOUCH FLAWLESS business acquisition liability in 2021 of $14.8). Also impacting Consumer International was higher manufacturing and commodity costs of $38.6, unfavorable foreign exchange rates of $19.4, and the impact of lower sales volumes of $4.3, partially offset by a favorable price/mix of $34.0, lower marketing expenses of $17.1, and lower interest and other expenses of $0.6.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Specialty Products

2022 compared to 2021

SPD net sales were $348.5 for 2022, an increase of $12.5, or 3.7% compared to 2021. The components of the net sales change are the following:

Net Sales - SPD	December 31, 2022
Product volumes sold	(5.1%)
Pricing/Product mix	8.8%
Net Sales increase	3.7%

Net sales increased primarily due to higher pricing in our dairy and specialty chemicals segments in response to rising costs.

SPD income before income taxes was $44.9 in 2022, an increase of $11.3 compared to 2021. The increase in income before income taxes for 2022 is due primarily to favorable price/product mix of $29.7 and lower SG&A costs of $12.1, which were offset by unfavorable manufacturing costs of $20.8, higher interest and other expenses of $5.8, the impact of lower sales volumes of $3.8 and higher marketing expenses of $0.1.

Corporate

Corporate includes administrative costs of the production, planning and logistics functions which are allocated to the operating segments in SG&A expenses but are elements of cost of sales in our Consolidated Statements of Income. Such amounts were $34.3, $47.1 and $59.8 for 2022, 2021 and 2020, respectively.

Also included in corporate are the equity in earnings of affiliates from Armand and ArmaKleen, totaling $12.3, $9.4 and $6.7 for the three years ended December 31, 2022, 2021 and 2020, respectively.

Liquidity and Capital Resources

On June 16, 2022, we entered into a credit agreement (the “Credit Agreement”) that provides for our $1,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on June 16, 2027, unless extended. The Credit Agreement replaced our prior $1,000.0 unsecured revolving credit facility maturing on March 29, 2024 that was entered into on March 29, 2018. We have the ability to increase our borrowing up to an additional $750.0, subject to lender commitments and certain conditions as described in the Credit Agreement. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,500.0 commercial paper program.

As of December 31, 2022, we had $270.3 in cash and cash equivalents, and approximately $1,426.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

On October 31, 2022, we issued $500.0 aggregate principal amount of 5.60% Senior Notes due 2032 (the “2032 Notes”). The proceeds from the sale of the 2032 Notes were used to repay commercial paper debt incurred to finance the Hero Acquisition, and related fees and expenses. The 2032 Notes will mature on November 15, 2032, unless earlier retired or redeemed pursuant to the terms of the supplemental indenture governing the terms of the 2032 Notes.

On June 2, 2022, we issued $500.0 aggregate principal amount of 5.00% Senior Notes due 2052 (the “2052 Notes”). In July 2022 a portion of the proceeds from the sale of the 2052 Notes were used to repay all of our outstanding $300.0 2.45% Senior Notes due August 1, 2022. The 2052 Notes will mature on June 15, 2052, unless earlier retired or redeemed pursuant to the terms of the supplemental indenture governing the terms of the 2052 Notes.

In October 2022, we repaid all of the outstanding $400.0 2.875% Senior notes due October 1, 2022 with a portion of the proceeds from the 2052 Notes and cash on hand.

On December 22, 2021, we entered into a $400.0 unsecured term loan facility (as amended on June 16, 2022, the “Term Loan Facility”) with various banks. The loan under the Term Loan Facility (the “Term Loan”) was fully drawn at closing. Unless repaid early, the Term Loan is due on December 22, 2024. The interest rate is the Secured Overnight Financing Rate (“SOFR”) plus a spread and an applicable margin based on the Company’s credit rating, which can range from 60 basis points to 125 bps. The proceeds of the Term Loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper. In January 2023, we repaid $100.0 of the Term Loan with cash on hand and commercial paper borrowings.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Additionally, we financed the TheraBreath Acquisition with a portion of the proceeds from an underwritten public offering of $400.0 aggregate principal amount Senior Notes due 2031 (the “2031 Notes”) completed on December 10, 2021. The 2031 Notes will mature on December 15, 2031, unless earlier retired or redeemed pursuant to the terms of the supplemental indenture governing the terms of the 2031 Notes.

We financed the Waterpik Acquisition with a portion of the proceeds from an underwritten public offering of $1,425.0 aggregate principal amount of Senior Notes completed on July 25, 2017, consisting of $300.0 aggregate principal amount of Floating Rate Senior Notes that were due in 2019 and have been fully repaid, $300.0 aggregate principal amount of 2.45% Senior Notes that were due in 2022 and have been fully repaid, $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 and $400.0 aggregate principal amount of 3.95% Senior Notes due 2047.

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

As a result of our stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2022.

On February 1, 2023, the Board declared a 4% increase in the regular quarterly dividend from $0.2625 to $0.2725 per share, equivalent to an annual dividend of $1.09 per share payable to stockholders of record as of February 15, 2023. The increase raises the annual dividend payout from $255.0 to approximately $265.0.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due and pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $250.0 in 2023 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Net cash provided by operating activities	$885.2	$993.8	$990.3
Net cash used in investing activities	$(728.6)	$(682.0)	$(608.1)
Net cash used in financing activities	$(120.9)	$(252.1)	$(360.1)

2022 compared to 2021

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Our net cash provided by operating activities in 2022 decreased by $108.6 to $885.2 as compared to $993.8 in 2021 due to an increase in working capital and lower cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to higher inventory balances as we increased inventory early in 2022 to ensure supply and then experienced lower demand for certain products later in the year. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended December 31, 2022 and 2021:

	As of
	December 31, 2022	December 31, 2021	Change
Days of sales outstanding in accounts receivable ("DSO")	28	28	0
Days of inventory outstanding ("DIO")	69	64	5
Days of accounts payable outstanding ("DPO")	78	78	0
Cash conversion cycle	19	14	5

Our cash conversion cycle (defined as the sum of DSO plus DIO less DPO) at December 31, 2022, which is calculated using a two period average method, increased 5 days from the prior year due to an increase in DIO of 5 days from the increase in inventory balances as we increased inventory early in 2022 to ensure supply and then experienced lower demand for certain products later in the year. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2022 was $728.6, primarily reflecting $546.8 for the Hero Acquisition and $178.8 for property, plant and equipment additions. Net cash used in investing activities during 2021 was $682.0, primarily reflecting $556.0 for the TheraBreath Acquisition and $118.8 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the twelve months of 2022 was $120.9, reflecting $255.0 of cash dividend payments and $12.0 of financing costs, partially offset by $119.9 of net debt borrowings, and $26.2 of proceeds from stock option exercises. Net cash used in financing activities during the twelve months of 2021 was $252.1, reflecting $500.0 of repurchases of our Common Stock, $247.5 of cash dividend payments and $3.9 of financing costs, partially offset by $400.7 of net debt borrowings, and $98.7 of proceeds from stock option exercises.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

OTHER ITEMS

Market risk

Concentration of Risk

A group of four customers accounted for approximately 42% of consolidated net sales in 2022. A group of three customers accounted for approximately 37% of consolidated net sales in 2021 and 36% in 2020, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 24%, 24% and 23% in 2022, 2021 and 2020, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2022, of $2,673.5, net of debt issuance costs, of which approximately 82% has a fixed weighted average interest rate of 4.1% and the remaining 18% was constituted of commercial paper issued by us that currently has a weighted average interest rate of approximately 4.0% and the term loan due 2024 with a current rate of approximately 5.1%. From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rate associated with anticipated issuances of debt.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 51 and 53 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tradenames and Other Intangibles, Net – Trojan and Waterpik – Refer to Notes 1 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company owns tradenames that are considered to have indefinite lives. These tradenames are required to be measured periodically for impairment.

The Company’s global Trojan business, specifically the condom category, has not grown and competition has increased. In addition, higher input costs, discount rates, and supply shortages for packaging materials have reduced profitability. As a result, the Trojan business has experienced declining sales and profits resulting in a reduction in expected future cash flows, eroding a portion of the excess between the fair and carrying value of the tradename. The carrying value of the Trojan tradename is $176.4 million and fair value exceeded the carrying value by 46% as of December 31, 2022.

The Company’s global Waterpik business has recently experienced a decline in customer demand for many of its products, primarily due to value-branded competitive products and lower consumer spending on discretionary products resulting from inflation. As a result, the Waterpik business has experienced declining sales and profits resulting in a reduction in expected future cash flows, eroding a substantial portion of the excess between the fair and carrying value of the tradename. The carrying value of the Waterpik tradename is $644.7 million and fair value exceeded the carrying value by 7% as of December 31, 2022.

Management estimates the fair value of these tradenames on a periodic basis, estimated based on a “relief from royalty” (Trojan) or “excess earnings” (Waterpik) discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to future performance, such as revenue growth rates (Trojan and Waterpik) and EBITA margin (Waterpik only), as well as the selection of appropriate valuation assumptions such as the discount rates (Trojan and Waterpik) and royalty rate (Trojan only). Changes in these assumptions could have a significant impact on the fair value of the tradenames, leading to an impairment.

Given the significant judgments made by management to estimate the tradenames’ fair value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rates, EBITA margin, and the selection of the discount rates and royalty rate, involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue growth rate, EBITA margin, and the selection of the discount rates and royalty rate for the tradenames included the following, among others:

•
We tested the effectiveness of controls over the account balance, including those over the revenue growth rates, EBITA margin, and the selection of the discount rates and royalty rate.
•
We evaluated management’s ability to accurately forecast revenue growth and EBITA margin by comparing actual performance to management’s historical forecasts.
•
We evaluated the reasonableness of management’s forecasted revenue growth and EBITA margin by comparing the forecasts to:
–
Historical performance.
–
Internal communications to management and the Board of Directors.
–
Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and royalty rate by:
-
Testing the source information underlying the determination of the discount rates and royalty rate and the mathematical accuracy of the calculation.
-
Developing a range of independent estimates and comparing those to the discount rates and royalty rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Morristown, NJ

February 16, 2023

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

Morristown, NJ

February 16, 2023

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net Sales	$5,375.6	$5,190.1	$4,895.8
Cost of sales	3,125.6	2,926.6	2,681.6
Gross Profit	2,250.0	2,263.5	2,214.2
Marketing expenses	535.2	577.7	591.2
Selling, general and administrative expenses	1,117.0	606.7	593.3
Income from Operations	597.8	1,079.1	1,029.7
Equity in earnings of affiliates	12.3	9.4	6.7
Investment earnings	3.8	0.0	0.5
Other income (expense), net	(1.0)	(2.3)	(2.1)
Interest expense	(89.6)	(54.5)	(61.0)
Income before Income Taxes	523.3	1,031.7	973.8
Income taxes	109.4	204.2	187.9
Net Income	$413.9	$827.5	$785.9

Weighted average shares outstanding - Basic	242.9	244.9	246.8
Weighted average shares outstanding - Diluted	246.3	249.6	252.2
Net income per share - Basic	$1.70	$3.38	$3.18
Net income per share - Diluted	$1.68	$3.32	$3.12
Cash dividends per share	$1.05	$1.01	$0.96

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net Income	$413.9	$827.5	$785.9
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(16.2)	(3.8)	10.4
Defined benefit plan gain (loss)	2.3	(0.6)	0.0
Income (loss) from derivative agreements	52.8	13.8	(21.3)
Other comprehensive income (loss)	38.9	9.4	(10.9)
Comprehensive income	$452.8	$836.9	$775.0
See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$270.3	$240.6
Accounts receivable, less allowances of $3.5 and $5.5	422.0	405.5
Inventories	646.6	535.4
Other current assets	57.0	51.9
Total Current Assets	1,395.9	1,233.4

Property, Plant and Equipment, Net	761.1	652.7
Equity Investment in Affiliates	12.7	9.1
Trade Names and Other Intangibles, Net	3,431.6	3,494.3
Goodwill	2,426.8	2,274.5
Other Assets	317.5	332.5
Total Assets	$8,345.6	$7,996.5

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$74.0	$252.8
Current portion of long-term debt	0.0	699.4
Accounts payable and accrued expenses	1,102.8	1,119.7
Income taxes payable	7.0	3.3
Total Current Liabilities	1,183.8	2,075.2

Long-term Debt	2,599.5	1,610.7
Deferred Income Taxes	757.0	745.1
Deferred and Other Long-term Liabilities	273.4	298.3
Business Acquisition Liabilities	42.0	34.0
Total Liabilities	4,855.7	4,763.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 293,709,982 shares issued as of December 31, 2022 and 292,855,100 shares issued as of December 31, 2021	293.7	292.8
Additional paid-in capital	366.2	310.3
Retained earnings	5,524.6	5,366.0
Accumulated other comprehensive loss	(29.3)	(68.2)
Common stock in treasury, at cost: 49,814,106 shares as of December 31, 2022 and 50,309,124 shares as of December 31, 2021	(2,665.3)	(2,667.7)
Total Stockholders' Equity	3,489.9	3,233.2
Total Liabilities and Stockholders’ Equity	$8,345.6	$7,996.5

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flow From Operating Activities
Net Income	$413.9	$827.5	$785.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	67.0	68.4	66.2
Amortization expense	152.0	150.7	123.5
Change in fair value of business acquisition liabilities	0.0	(98.0)	(93.7)
Deferred income taxes	(117.7)	20.3	25.7
Flawless impairment	411.0	0.0	0.0
Equity in net earnings of affiliates	(12.3)	(9.4)	(6.7)
Distributions from unconsolidated affiliates	8.7	9.4	7.4
Non-cash compensation expense	32.3	23.7	21.5
Asset impairment charge and other asset write-offs	2.4	14.9	1.9
Gain on sale of assets	0.0	0.0	(3.0)
Other	(3.2)	3.6	2.3
Change in assets and liabilities:
Accounts receivable	(5.3)	2.4	(13.4)
Inventories	(92.8)	(29.1)	(61.9)
Other current assets	2.5	(6.1)	(10.2)
Accounts payable and accrued expenses	39.9	47.5	168.0
Income taxes payable	14.4	(16.0)	12.2
Other operating assets and liabilities, net	(27.6)	(16.0)	(35.4)
Net Cash Provided By Operating Activities	885.2	993.8	990.3
Cash Flow From Investing Activities
Additions to property, plant and equipment	(178.8)	(118.8)	(98.9)
Proceeds from sale of assets	0.0	0.0	7.0
Acquisitions	(546.8)	(556.0)	(512.7)
Other	(3.0)	(7.2)	(3.5)
Net Cash Used In Investing Activities	(728.6)	(682.0)	(608.1)
Cash Flow From Financing Activities
Long-term debt borrowings	998.8	799.2	0.0
Long-term debt (repayments)	(700.0)	(300.0)	0.0
Short-term debt (repayments), net of borrowings	(178.9)	(98.5)	99.0
Proceeds from stock options exercised	26.2	98.7	93.0
Payment of cash dividends	(255.0)	(247.5)	(237.3)
Purchase of treasury stock	0.0	(500.0)	(300.0)
Payment of business acquisition liabilities	0.0	0.0	(14.5)
Deferred financing and other	(12.0)	(4.0)	(0.3)
Net Cash Used In Financing Activities	(120.9)	(252.1)	(360.1)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(2.2)	5.3
Net Change In Cash and Cash Equivalents	29.7	57.5	27.4
Cash and Cash Equivalents at Beginning of Period	240.6	183.1	155.7
Cash and Cash Equivalents at End of Period	$270.3	$240.6	$183.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash paid during the year for:
Interest (net of amounts capitalized)	$86.0	$51.8	$58.8
Income taxes	$213.1	$202.8	$162.1
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$13.7	$10.7	$20.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2022, 2021 and 2020

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2019	292.8	(47.4)	$292.8	$295.5	$4,237.4	$(66.7)	$(2,091.2)	$2,667.8
Net income	0.0	0.0	0.0	0.0	785.9	0.0	0.0	785.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(10.9)	0.0	(10.9)
Cash dividends	0.0	0.0	0.0	0.0	(237.3)	0.0	0.0	(237.3)
Stock purchases	0.0	(3.1)	0.0	(30.0)	0.0	0.0	(270.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	3.1	0.0	8.9	0.0	0.0	106.0	114.9
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	827.5	0.0	0.0	827.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	9.4	0.0	9.4
Cash dividends	0.0	0.0	0.0	0.0	(247.5)	0.0	0.0	(247.5)
Stock purchases	0.0	(5.7)	0.0	10.0	0.0	0.0	(510.0)	(500.0)
Stock based compensation expense and stock option plan transactions	0.0	2.8	0.0	25.9	0.0	0.0	97.5	123.4
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	413.9	0.0	0.0	413.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	38.9	0.0	38.9
Cash dividends	0.0	0.0	0.0	0.0	(255.0)	0.0	0.0	(255.0)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.9	0.7	0.9	35.9	(0.3)	0.0	22.4	58.9
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9

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

a.
Nature of Goods and Services

The Company primarily ships finished goods to its customers and operates in three segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The segments are based on differences in the nature of products and organizational and ownership structures. The Consumer Domestic and Consumer International segments market a variety of personal care and household products and over-the-counter products, including but not limited to baking soda, cat litter, laundry detergent, condoms, stain removers, hair removal, gummy dietary supplements, dry shampoo, oral care, cold remedy, acne treatment, water flossers and showerheads. The SPD segment focuses on sales to businesses and participates in three product areas: Animal and Food Production, Specialty Chemicals and Specialty Cleaners. The Company’s products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

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

(In millions, except share and per share data)

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015. Transactions under this agreement are accounted for as sales of accounts receivable and are removed from the Consolidated Balance Sheet at the time of the sales transaction. As the customers associated with the Company’s factoring program have been consistent in recent years, the sales performance by customer has driven the amount factored each year. The total amount factored in each year was $211.2, $181.2, and $160.0 during the years ended December 31, 2022, 2021 and 2020, respectively.

Cost of Sales, Marketing and Selling, General and Administrative Expenses

Cost of sales include costs related to the manufacture and distribution of the Company’s products, including raw material, inbound freight, import duties and tariffs, direct labor (including employee compensation benefits) and indirect plant costs such as plant supervision, receiving, inspection, maintenance labor and materials, depreciation, taxes and insurance, purchasing, production planning, operations management, logistics, freight to customers, warehousing costs, internal transfer freight costs and plant impairment charges.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $46.0 at December 31, 2022, and $36.2 at December 31, 2021.

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

PP&E is reviewed annually and whenever events or changes in circumstances indicate that possible impairment exists. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of Company assets and liabilities. The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews to identify idle and underutilized equipment, and reviews business plans for possible impairment. An indication of impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

Software

The Company capitalizes certain costs of developing computer software. Amortization is recorded using the straight‑line method over the estimated useful life of the software, which is estimated to be no longer than 10 years.

Fair Value of Financial Instruments

Certain financial instruments are required to be recorded at fair value. The estimated fair values of such financial instruments (including investment securities and other derivatives) have been determined using market information and generally accepted valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments, including cash equivalents and short-term debt, are recorded at cost, which approximates fair value. Additional information regarding the Company’s risk management activities, including derivative instruments and hedging activities, are separately disclosed. See Notes 2 and 3.

Goodwill and Other Intangible Assets

The Company has intangible assets of substantial value on its consolidated balance sheet. These intangible assets are generally related to intangible assets with a useful life, indefinite-lived trade names and goodwill. The Company determines whether an intangible asset (other than goodwill) has a useful life based on multiple factors, including how long the Company intends to generate cash flows from the asset.

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

(In millions, except share and per share data)

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

Research and Development

The Company incurred research and development expenses in the amount of $110.0, $105.2 and $102.6 in 2022, 2021 and 2020, respectively. These expenses are included in SG&A expenses and are expensed as incurred.

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

	2022	2021	2020
Weighted average common shares outstanding - basic	242.9	244.9	246.8
Dilutive effect of stock options	3.4	4.7	5.4
Weighted average common shares outstanding - diluted	246.3	249.6	252.2
Antidilutive stock options outstanding	3.0	1.6	1.5

Employee and Director Stock Based Compensation

The fair value of share-based compensation is determined at the grant date and the related expense is recognized over the required employee service period in which the share-based compensation vests. The following table presents the pre-tax expense associated with the fair value of unvested stock options and restricted stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2022	2021	2020
Cost of sales	$2.5	$3.3	$3.6
Selling, general and administrative expenses	30.1	22.3	21.0
Total	$32.6	$25.6	$24.6

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

Recently Adopted Accounting Pronouncements

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

In March 2020, the FASB issued new accounting guidance intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may apply the amendments prospectively. In December 2022, the FASB issued new accounting guidance that deferred the expiration date to December 31, 2024. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows in the current period.

Recent Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued new accounting guidance intended to add certain qualitative and quantitative disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adoption, which is expected to result in additional disclosures in 2023 if material.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$153.9	$153.9	$17.1	$17.1
Financial Liabilities:
Short-term borrowings	Level 2	74.0	74.0	252.8	252.8
2.45% Senior notes due August 1, 2022	Level 2	0.0	0.0	300.0	302.9
2.875% Senior notes due October 1, 2022	Level 2	0.0	0.0	399.9	406.4
Term loan due December 22, 2024	Level 2	400.0	400.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	397.3	424.7	450.1
2.3% Senior notes due December 15, 2031	Level 2	399.3	321.3	399.2	403.5
5.6% Senior notes due November 15, 2032	Level 2	499.1	518.9	0.0	0.0
3.95% Senior notes due August 1, 2047	Level 2	397.6	316.7	397.5	471.6
5.0% Senior notes due June 15, 2052	Level 2	499.7	464.7	0.0	0.0
Interest Rate Swap Lock Agreement liability	Level 2	0.0	0.0	41.6	41.6

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the twelve months ended December 31, 2022.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

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

Interest Rate Lock Agreements

From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rates associated with anticipated issuances of debt. See Note 3 - Derivative Instruments and Risk Management for further details.

Other: The carrying amounts of accounts receivable, and accounts payable and accrued expenses, approximated estimated fair values as of December 31, 2022 and 2021.

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

During 2022 and 2021, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated Statements of Income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. These carriers currently charge the Company a basic rate per mile for diesel fuel price increases. The Company has entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers. The agreements covered approximately 50.0% of the Company’s 2022 diesel fuel requirements. These diesel fuel hedge agreements qualified for hedge accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S Dollar/Chinese Yuan and U.S. Dollar/Australian Dollar.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, Chinese Yuan, and Australian Dollar. The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2022 totaled $233.1 in U.S. Dollars, of which $231.5 qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Lock Agreements

From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rates associated with anticipated issuances of debt. The interest rate lock agreements outstanding at December 31, 2021 were settled in the second quarter of 2022 for a loss of $4.2. The Company entered into additional interest rate lock agreements in the third quarter of 2022 which were settled in the fourth quarter of 2022 for a gain of $21.9. These agreements were used to hedge the interest rate risk associated with the first ten years of semi-annual interest payments associated with the Senior Notes due in 2052 and 2032, respectively, and will each be amortized over a ten-year period. There were no interest rate lock agreements outstanding as of December 31, 2022. The net gain on the settlement of these interest rate lock agreements was included in Accumulated Other Comprehensive Income ("AOCI").

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

Derivatives not Designated as Hedging Instruments

Equity Derivatives

The Company has entered into equity derivative contracts covering its Common Stock in order to minimize its liability under its Executive Deferred Compensation Plan resulting from changes in the quoted fair values of its Common Stock to participants who have investments under the Plan in a notional Common Stock fund. The contracts are settled in cash. Since the equity derivatives contracts do not qualify for hedge accounting, the Company is required to mark such contracts to market throughout the contract term and record changes in fair value in the consolidated Statements of Income.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign exchange contracts	$231.5	$216.3
Interest rate swap lock	$0.0	$300.0
Diesel fuel contracts	5.0 gallons	0.0 gallons
Commodities contracts	26.8 pounds	72.1 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1.6	$5.9
Equity derivatives	$22.5	$28.9

Excluding the interest rate lock agreements disclosed above, the fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above do not have a material impact on the Company’s consolidated financial statements for the periods ended December 31, 2022, 2021, and 2020.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

4.
Inventories

Inventories consist of the following:

	December 31,	December 31,
	2022	2021
Raw materials and supplies	$149.5	$116.2
Work in process	46.8	40.0
Finished goods	450.3	379.2
Total	$646.6	$535.4

5.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consist of the following:

	December 31,	December 31,
	2022	2021
Land	$28.1	$28.3
Buildings and improvements	299.1	290.8
Machinery and equipment	856.5	828.9
Software	109.1	107.8
Office equipment and other assets	96.9	92.7
Construction in progress	211.5	104.3
Gross PP&E	1,601.2	1,452.8
Less accumulated depreciation and amortization	840.1	800.1
Net PP&E	$761.1	$652.7

	For the Year Ended December 31,
	2022	2021	2020
Depreciation expense on PP&E	$67.0	$68.4	$66.2

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

6.
Acquisitions

On October 13, 2022, the Company acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the Hero® brand which includes the MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). The Company paid $546.8, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 for five years to satisfy certain indemnification obligations, if necessary. The Company also issued $61.5 of restricted stock which will be recognized as compensation expense as the vesting requirements for individuals who received the restricted stock and will continue to be employed by the Company are satisfied. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. Hero’s annual net sales for the year ended December 31, 2022 were approximately $179.0. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$19.5
Inventory	25.4
Other current assets	1.2
Property, plant and equipment	0.4
Trade name	400.0
Other intangible assets	71.9
Goodwill	156.1
Accounts payable and accrued expenses	(1.1)
Deferred and Other Long-term Liabilities	(1.4)
Deferred income taxes	(117.2)
Business acquisition liabilities - long-term	(8.0)
Cash purchase price (net of cash acquired)	$546.8

The trade name and other intangible assets were valued using a discounted cash flow model. The trade name and other intangible assets recognized from the Hero Acquisition have useful lives which range from 10 - 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results. The goodwill and other intangible assets associated with the Hero Acquisition are not deductible for U.S. tax purposes.

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

The fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$11.3
Inventory	12.9
Trade name	487.0
Other intangible assets	30.1
Goodwill	43.7
Accounts payable and accrued expenses	(15.0)
Business acquisition liabilities - long-term	(14.0)
Cash purchase price (net of cash acquired)	$556.0

The trade names and other intangible assets were valued using a discounted cash flow model. The trade name has an indefinite life. The life of the other intangible assets recognized from the TheraBreath Acquisition have useful lives which range from 10 - 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company. Pro forma results are not

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

presented because the impact of the acquisition is not material to the Company’s consolidated financial results. The goodwill and other intangible assets associated with the TheraBreath Acquisition are deductible for U.S. tax purposes.

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

The trade names and other intangible assets were valued using a discounted cash flow model. The trade name and other intangible assets recognized from the Zicam Acquisition have a useful life which ranges from 10 - 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results. The goodwill and other intangible assets associated with the Zicam Acquisition are not deductible for U.S. tax purposes.

7.
Goodwill and Other Intangibles, Net

The Company has intangible assets of substantial value on its consolidated balance sheet. These intangible assets are generally related to intangible assets with a useful life, indefinite-lived trade names and goodwill. The Company determines whether an intangible asset (other than goodwill) has a useful life based on multiple factors, including how long the Company intends to generate cash flows from the asset. These intangible assets are more fully explained in the following sections.

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of amortizable intangible assets:

	December 31, 2022					December 31, 2021
	Gross				Amortization	Gross
	Carrying	Accumulated			Period	Carrying	Accumulated
	Amount	Amortization	Impairments	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade names	$1,785.8	$(406.2)	$(319.0)	$1,060.6	3-20	$1,403.7	$(342.8)	$(10.4)	$1,050.5
Customer Relationships	723.4	(358.9)	(59.3)	305.2	15-20	666.0	(323.5)	(0.9)	341.6
Patents/Formulas	251.7	(114.6)	(32.7)	104.4	4-20	239.1	(99.4)	0.0	139.7
Total	$2,760.9	$(879.7)	$(411.0)	$1,470.2		$2,308.8	$(765.7)	$(11.3)	$1,531.8

Intangible amortization expense amounted to $122.4 for 2022, $120.3 for 2021 and $99.9 for 2020, respectively. The Company estimates that intangible amortization expense will be approximately $124.0 in 2023 and approximately $123.0 to $94.0 annually over the next five years.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

In the fourth quarter of 2022, the Company determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consist of the definite-lived tradename, customer relationships and technology assets recorded at acquisition. The Company evaluated our ability to recover the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The impairment charge is included in SG&A with $349.3 recorded in the Consumer Domestic segment and $61.7 recorded in the Consumer International segment. The impairment charge was applied as a full impairment of the customer relationship and technology assets and a partial impairment of the tradename. The remaining net book value of the tradename as of December 31, 2022 is $46.3 and will be amortized over a remaining useful life of three years. The estimated fair value of the intangible assets was determined using the income approach with Level 3 inputs. The Level 3 inputs include the discount rate of 8.5% applied to management’s estimates of future cash flows based on projections of revenue, gross margin, marketing expense and tax rates considering the loss of product distribution and the reduction in customer demand that FINISHING TOUCH FLAWLESS has been experiencing through December 31, 2022. The Company is implementing strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

The Company’s Passport Food Safety business has experienced sales and profit declines due to decreased demand driven by the COVID-19 pandemic and pressures from new competitive activities resulting from the loss of exclusivity on a key product line. In the fourth quarter of 2021, management’s review of the outlook for the Passport business indicated an assessment of our ability to recover the carrying values of the long-lived assets associated with the business was necessary. That review determined that the estimated future cash flows would not be sufficient to recover the carrying value of the assets resulting in an impairment of the associated tradename and other intangible assets of $11.3 in the fourth quarter of 2021. The charge was recorded in SG&A. The assets have a current net book value of $8.2 and are being amortized over their remaining weighted average life of 6 years. The Company is implementing strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite lived intangible assets:

	December 31,	December 31,
	2022	2021
Trade names	$1,961.4	$1,962.5

The Company’s indefinite lived intangible impairment review is completed in the fourth quarter of each year.

Fair value for indefinite lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The key assumptions used in determining fair value are sales growth, profitability margins, tax rates, discount rates and royalty rates. The Company determined that the fair value of all indefinite lived intangible assets for each of the years in the three-year period ended December 31, 2022 exceeded their respective carrying values based upon the forecasted cash flows and profitability.

The Company determined that the carrying values of its indefinite lived trade names as of December 31, 2022 and 2021, were recoverable based upon the forecasted cash flows and profitability of the brands.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

In recent years the Company’s global TROJAN® business, specifically the condom category, has not grown and competition has increased. In addition, profitability was negatively impacted by inflation throughout 2022, resulting in higher input costs and discount rates, and supply shortages for packaging materials. As a result, the TROJAN business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a portion of the excess between the fair and carrying value of the tradename. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the TROJAN tradename. The carrying value of the TROJAN tradename is $176.4 and fair value exceeded carrying value by 46% as of October 1, 2022. The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include discount rates of 8.0% in the U.S. and 9.5% internationally, revenue assumptions including management’s estimates of the success of new product launches and improvement in the supply chain, and an average royalty rate of approximately 10%. While management has implemented strategies to address the risk, including lowering production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.

The Company’s global WATERPIK business has recently experienced a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the tradename. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK tradename. The carrying value of the WATERPIK tradename is $644.7 and fair value exceeded carrying value by 7% as of October 1, 2022. The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include a discount rate of 8.4%, revenue growth rates between 0% and 6% and EBITA margins between 18% and 21%. These assumptions are based on current market conditions, recent trends and management’s expectation of the success of initiatives to lower costs (including tariffs) and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2020	$1,859.3	$234.3	$136.0	$2,229.6
TheraBreath acquired goodwill	39.3	4.4	0.0	43.7
Tax related and other	1.2	0.0	0.0	1.2
Balance at December 31, 2021	$1,899.8	$238.7	$136.0	$2,274.5
TheraBreath adjustment	0.5	(4.3)	0.0	(3.8)
Hero acquired goodwill	156.1	0.0	0.0	156.1
Balance at December 31, 2022	$2,056.4	$234.4	$136.0	$2,426.8

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

A summary of the Company’s lease information is as follows:

		December 31,	December 31,
	Classification	2022	2021
Assets
Right of use assets	Other Assets	$162.6	$159.4

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$21.9	$24.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	151.9	146.6
Total lease liabilities		$173.8	$171.0

Other information
Weighted-average remaining lease term (years)		8.9	9.1
Weighted-average discount rate		4.4%	4.3%

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Statement of Income
Lease cost(1)	$31.0	$32.7	$27.7

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2022	December 31, 2021
Other information
Leased assets obtained in exchange for new lease liabilities(2)	$27.9	$3.5
Cash paid for amounts included in the measurement of lease liabilities	$31.4	$32.6
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The noncash component of lease expense for the twelve months ended December 31, 2022, 2021 and 2020 was $24.0, $25.4 and $20.1, respectively, is included in the amortization caption in the consolidated statement of cash flows.
(2)
Leased assets obtained in exchange for new lease liabilities in 2022 primarily consisted of a contract amendment to one of the Company's international locations, which resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $8.2 recorded in the third quarter of 2022, and an amendment to its contract at one of its leased manufacturing facilities, which resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.2 recorded in the second quarter of 2022. Leased assets obtained in exchange for new lease liabilities in 2021 primarily consisted of equipment lease additions, partially offset by lease modification terminations.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2023	$29.0
2024	27.6
2025	26.4
2026	18.9
2027	18.1
2028 and thereafter	94.8
Total future minimum lease commitments	214.8
Less: Imputed interest	(41.0)
Present value of lease liabilities	$173.8

9.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Trade accounts payable	$666.7	$663.8
Accrued marketing and promotion costs	234.4	201.6
Accrued wages and related benefit costs	66.8	87.7
Other accrued current liabilities	134.9	166.6
Total	$1,102.8	$1,119.7

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

10.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2022	2021
Short-term borrowings
Commercial paper issuances	$70.6	$249.7
Various debt due to international banks	3.4	3.1
Total short-term borrowings	$74.0	$252.8

Long-term debt
2.45% Senior notes due August 1, 2022	$0.0	$300.0
2.875% Senior notes due October 1, 2022	0.0	400.0
Less: Discount	0.0	(0.1)
Term loan due December 22, 2024	400.0	400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.3)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.7)	(0.8)
5.6% Senior notes due November 15, 2032	500.0	0.0
Less: Discount	(0.9)	0.0
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.4)	(2.5)
5.0% Senior notes due June 15, 2052	500.0	0.0
Less: Discount	(0.3)	0.0
Debt issuance costs, net	(21.0)	(11.2)
Total long-term debt	2,599.5	2,310.1
Less: Current maturities	0.0	(699.4)
Net long-term debt	$2,599.5	$1,610.7

Commercial Paper

Under the Company’s commercial paper program, the Company may issue commercial paper notes up to an aggregate principal amount outstanding at any given time of $1,500.0. The maturities of the notes will vary but may not exceed 397 days. The interest rates on the notes will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance. Subject to market conditions, the Company intends to utilize the commercial paper program as its primary short-term borrowing facility. If, for any reason, the Company is unable to access the commercial paper market, the Company's revolving credit facility would be utilized to meet the Company’s short-term liquidity needs. The Company had $70.6 of commercial paper outstanding as of December 31, 2022 with a weighted-average interest rate of approximately 4.0% and had $249.7 of commercial paper outstanding as of December 31, 2021 with a weighted-average interest rate of approximately 0.3%. As of December 31, 2022, the Company had approximately $1,426.0 available through the revolving credit facility and commercial paper program.

2.45% Senior Notes due August 1, 2022

On July 25, 2017, the Company issued $300.0 aggregate principal amount of 2.45% Senior Notes due August 1, 2022 (the “August 2022 Notes”) to partially finance the Waterpik Acquisition and repay a portion of the Company’s outstanding commercial paper borrowings. Interest on the August 2022 Notes was payable semi-annually, on each February 1 and August 1. In July 2022, the Company repaid the full amount of the August 2022 Notes with a portion of the 5.00% Senior notes issued on June 2, 2022 and cash on hand.

2.875% Senior Notes due October 1, 2022

On September 26, 2012, the Company issued $400.0 aggregate principal amount of 2.875% Senior Notes due 2022 (the “October 2022 Notes”). Interest on the October 2022 Notes was payable semi-annually, on each April 1 and October 1. On October 1, 2022, the Company repaid the full amount of the October 2022 Notes with a portion of the proceeds from the 5.00% Senior notes issued on June 2, 2022 and cash on hand.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

December 22, 2024 Term Loan

On December 22, 2021, the Company entered into a $400.0 unsecured term loan facility (as amended on June 16, 2022, the “Term Loan Facility”) with various banks. The loan under the Term Loan Facility (the "Term Loan") was fully drawn at closing. Unless prepaid, the Term Loan is due on December 22, 2024. The interest rate is the Secured Overnight Financing Rate (“SOFR”) plus a spread and an applicable margin based on the Company’s credit rating, which can range from 60 basis points to 125 bps. The proceeds of the Loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper. In January 2023, the Company repaid $100.0 of the Term Loan with cash on hand and commercial paper borrowings.

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

3.15% Senior Notes due August 1, 2027

On July 25, 2017, the Company issued $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes bear interest at 3.15%. Interest on the 2027 Notes is payable semi-annually, on each February 1 and August 1. The 2027 Notes will mature on August 1, 2027 unless earlier retired or redeemed.

2.3% Senior Notes due December 15, 2031

The Company financed the TheraBreath Acquisition with a portion of the proceeds from an underwritten public offering of $400.0 aggregate principal amount Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes bear interest at 2.3%. Interest on the 2031 Notes is payable semi-annually, on each June 15 and December 15. The 2031 Notes will mature on December 15, 2031, unless earlier retired or redeemed.

5.6% Senior Notes due November 15, 2032

On October 31, 2022, the Company issued $500.0 aggregate principal amount of 5.60% Senior Notes due 2032 (the “2032 Notes”). The proceeds from the sale of the 2032 Notes were used to repay commercial paper borrowings incurred to finance the Company’s acquisition of Hero Cosmetics, Inc. The 2032 Notes will mature on November 15, 2032, unless earlier retired or redeemed.

3.95% Senior Notes due August 1, 2047

On July 25, 2017, the Company issued $400.0 aggregate principal amount of 3.95% Senior Notes due August 1, 2047 (the “2047 Notes”) to partially finance the Waterpik Acquisition and repay a portion of the Company’s outstanding commercial paper borrowings. The 2047 Notes bear interest at 3.95%. Interest on the 2047 Notes is payable semi-annually, on each February 1 and August 1. The 2047 Notes will mature on August 1, 2047, unless earlier retired or redeemed.

5.0% Senior Notes due June 15, 2052

On June 2, 2022, the Company issued $500.0 aggregate principal amount of 5.00% Senior Notes due 2052 (the “2052 Notes”). In July 2022 a portion of the proceeds from the sale of the Notes were used to repay all of the Company's outstanding $300.0 2.45% Senior Notes due August 1, 2022. The remaining proceeds were used to pay a portion of the Company's $400.0 outstanding 2.875% Senior Notes due October 1, 2022. The 2052 Notes will mature on June 15, 2052, unless earlier retired.

Revolving Credit Facility

On June 16, 2022, the Company entered into a $1,500 Credit Agreement providing for a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on June 16, 2027, unless extended. Prior to the maturity date, the Company may request a one-year extension of the facility (not to exceed a total of two years beyond the initial maturity date). We have the ability to increase our borrowing up to an additional $750.0, subject to lender commitments and certain conditions as described in the Credit Agreement. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,500.0 commercial paper program.

The Revolving Credit Facility also contains customary events of default, including failure to make certain payments under the Term Loan Facility when due, breach of covenants, materially incorrect representations and warranties, default on other material indebtedness, events of bankruptcy, material adverse judgments, certain events relating to pension plans, the failure of any of the loan documents to remain in full force and effect and the occurrence of any change in control with respect to the Company.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

11.
Income Taxes

The components of income before taxes are as follows:

	2022	2021	2020
Domestic	$447.1	$958.6	$921.6
Foreign	76.2	73.1	52.2
Total	$523.3	$1,031.7	$973.8

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2022	2021	2020
Current:
U.S. federal	$162.0	$130.6	$114.2
State	44.8	34.1	32.1
Foreign	20.3	19.2	15.9
	227.1	183.9	162.2
Deferred:
U.S. federal	(78.8)	16.5	22.9
State	(38.3)	4.5	4.2
Foreign	(0.6)	(0.7)	(1.4)
	(117.7)	20.3	25.7
Total provision	$109.4	$204.2	$187.9

Deferred tax assets (liabilities) consist of the following at December 31:

	2022	2021
Deferred tax assets:
Accounts receivable	$8.9	$8.6
Deferred compensation	46.9	52.0
Pension, postretirement and postemployment benefits	5.0	6.1
Other (including reserves)	16.1	23.3
Sec 174 R&D Capitalization	22.0	0.0
Tax credit carryforwards/other tax attributes	2.8	2.9
International operating loss carryforwards	8.8	8.2
Interest rate swaps	0.0	10.3
Total gross deferred tax assets	110.5	111.4
Valuation allowances	(9.4)	(13.1)
Total deferred tax assets	101.1	98.3
Deferred tax liabilities:
Goodwill	(272.1)	(270.2)
Trade names and other intangibles	(504.5)	(508.5)
Property, plant and equipment	(74.2)	(55.5)
Interest rate swaps	(4.5)	0.0
Total deferred tax liabilities	(855.3)	(834.2)
Net deferred tax liability	$(754.2)	$(735.9)
Long term net deferred tax asset	2.8	9.2
Long term net deferred tax liability	(757.0)	(745.1)
Net deferred tax liability	$(754.2)	$(735.9)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2022	2021	2020
Statutory rate	21%	21%	21%
Tax that would result from use of the federal statutory rate	$109.9	$216.6	$204.5
State and local income tax, net of federal effect	5.2	30.5	28.7
Varying tax rates of foreign affiliates	2.9	2.6	2.8
Valuation Allowances	(4.1)	(8.5)	2.9
Stock Options Exercised	(5.2)	(29.0)	(29.4)
Reserve for Uncertain Tax Position	(0.9)	0.0	(10.6)
Other	1.6	(8.0)	(11.0)
Recorded tax expense	$109.4	$204.2	$187.9
Effective tax rate	20.9%	19.8%	19.3%

At December 31, 2022, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $27.2. The net operating loss carryforwards are not subject to expiration.

The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $8.9 and $8.1 at December 31, 2022 and 2021, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized. In recognition of this risk, the Company maintains a valuation allowance of $0.5 and $0.9 at December 31, 2022 and 2021, respectively, on these deferred tax assets.

As of December 31, 2020 the Company maintained a valuation allowance of $12.6 relating to certain foreign tax credit carryforwards. During 2021, the Company determined that it was able to utilize approximately $8.5 in foreign tax credits in 2018, 2019, and 2020, resulting in a reduction in the valuation allowance, and a corresponding tax benefit. Accordingly, the Company filed amended returns with the IRS claiming refunds for 2018 and 2019, totaling $6.5, and utilized $2.0 of foreign tax credits in 2020. During 2022, the Company determined that it was able to utilize the remaining foreign tax credit carryforwards in 2022 and future years. This resulted in a reduction of the remaining valuation allowance and a corresponding tax benefit of approximately $4.0. The Company does not have any undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Unrecognized tax benefits at January 1	$4.7	$7.3	$18.9
Gross increases - tax positions in current period	2.4	0.3	0.0
Gross increases - tax positions in prior period	0.0	0.8	1.6
Gross decreases - tax positions in prior period	(0.1)	0.0	(11.8)
Decreases due to settlements and payments	0.0	0.0	(1.4)
Lapse of statute of limitations	(1.2)	(3.7)	0.0
Unrecognized tax benefits at December 31	$5.8	$4.7	$7.3

During 2020 the Company reached a settlement with the IRS for $1.4 relating to the worthless stock deduction and released the related $12.0 reserve, which resulted in a $10.6 income tax benefit.

Included in the balance of unrecognized tax benefits at December 31, 2022, 2021 and 2020 are $4.8, $4.1 and $6.2, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2022, 2021 and 2020 are $1.0, $0.6 and $1.1, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. The Company’s U.S. federal income tax returns are closed for tax years through 2018. The Company is currently under audit by several state taxing authorities for the years 2016 through 2020. It is reasonably possible that a decrease of approximately $0.7 in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2022, 2021, and 2020, the Company recognized interest expense associated with uncertain tax positions of approximately $0.1, $0.5 and $0.4, respectively. As of December 31, 2022, 2021, and 2020, the Company had accrued interest expense related to unrecognized tax benefits of $0.7, $0.5 and $1.0, respectively.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. While we are still evaluating the impact of the Act, we do not expect any material changes on our consolidated financial position, results of operations or cash flows.

12.
Stock Based Compensation Plans and Other Benefit Plans

The Company has non-qualified options outstanding under the Church & Dwight Co., Inc. 2022 Omnibus Equity Compensation Plan (the "Omnibus Equity Plan"). Under the Omnibus Equity Plan, the Company may grant stock options and other stock-based awards to employees and directors. Stock options outstanding under the Omnibus Equity Plan are issued at market value on the date of grant (with the exception of options granted to former WATERPIK employees as part of the WATERPIK Acquisition), vest on the third anniversary of the date of grant and must be exercised within 10 years of the date of grant.

However, upon a participant’s termination of employment (other than termination for cause, death, disability or retirement), a participant will generally have 30 days (90 days for grants made after May 13, 2022) to exercise any vested stock options, subject to specified conditions. If, upon termination of a participant’s employment (other than a termination for cause), a participant is at least 55 years old, has at least five years of service, and the sum of the participant’s age and years of service is at least 65, the participant may exercise any vested stock options granted between 2007 through 2017 within a period of three years from the date of termination or, if earlier, the date such stock options otherwise would have expired, subject to specified conditions. Starting with stock options granted in 2018, a terminated employee who meets the above conditions may exercise any stock options until the date such stock options otherwise would have expired, subject to specified conditions. Issuances of Common Stock to satisfy employee stock option exercises currently are made from treasury stock.

Stock option transactions for the year ended December 31, 2022 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2021	11.3	$58.83
Granted	1.6	85.14
Exercised	(0.7)	41.54
Cancelled	(0.3)	79.19
Outstanding as of December 31, 2022	11.9	$62.64	5.7	$227.4
Exercisable as of December 31, 2022	7.3	$50.90	4.0	$216.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2022:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2022	Contractual Life	Price	12/31/2022	Price
$30.01 - $40.00	1.2	1.3	$34.07	1.2	$34.07
$40.01 - $50.00	2.3	2.9	$43.90	2.3	$43.90
$50.01 - $60.00	2.5	5.0	$51.98	2.5	$51.98
$60.01 - $70.00	0.1	5.9	$65.27	0.1	$65.27
$70.01 - $80.00	2.9	7.0	$75.35	1.2	$77.26
$80.01 - $90.00	2.8	9.0	$84.74	0.0	$0.0
$90.01 - $100.00	0.1	8.3	$92.78	0.0	$0.0
	11.9	5.7	$62.64	7.3	$50.90

The table above represents the Company’s estimate of stock options fully vested and expected to vest. Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2022	2021	2020
Intrinsic Value of Stock Options Exercised	$32.1	$157.3	$159.8
Stock Compensation Expense Related to Stock Option Awards	$25.7	$23.3	$21.1
Issued Stock Options	1.6	1.5	1.9
Weighted Average Fair Value of Stock Options issued (per share)	$21.50	$17.32	$12.85
Fair Value of Stock Options Issued	$33.6	$26.6	$24.5

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2022	2021	2020
Risk-free interest rate	2.9%	1.3%	0.5%
Expected life in years	7.1	7.2	7.3
Expected volatility	21.7%	20.7%	19.9%
Dividend yield	1.2%	1.2%	1.3%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2022, there was a fair value of $23.5 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years. The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $32.3, $23.7 and $21.5 in 2022, 2021 and 2020, respectively, for non-cash compensation expense, primarily stock option expense.

In January 2021, the Company issued cash-settled stock units under the Omnibus Equity Plan to all employees at the level of vice president and below. These restricted stock units are scheduled to vest and be settled on the third anniversary of the date of grant, subject to continued employment through such date.

In May 2018, the Company issued cash-settled stock units under the Omnibus Equity Plan to all employees at the level of vice president and below. These restricted stock units were scheduled to vest and be settled on the third anniversary of the date of grant. In December 2020, the Company accelerated the grant to vest in December 2020.

As a result of the issued cash-settled stock units, the Company recorded stock compensation expense of $0.3, $1.9 and $3.1 in 2022, 2021 and 2020, respectively. The liability was approximately $2.2 and $1.9 as of December 31, 2022 and 2021, respectively, and there was no liability as of December 31, 2020.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

In connection with the Hero Acquisition, 854,882 shares of restricted stock were issued in October 2022. The restricted stock will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who received the restricted stock and will continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. The Company’s Consolidated Statements of Cash Flow reflect an add back to Net Cash Provided by Operating Activities of $6.0, for non-cash compensation expense related to the Hero restricted stock.

Other Benefit Plans

Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e., salary) and, in general, up to 85% of their incentive bonus. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments selected by the plan participant. The investment options available include notional investments in various stock, bond and money market funds as well as the Company’s Common Stock. Each plan participant is fully vested in the amounts the participant defers. The plan permits the Company to make profit sharing contributions that cannot otherwise be contributed to the qualified savings and profit-sharing plan due to limitations established by the Internal Revenue Service. These contributions vest under the same vesting schedule applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock. At December 31, 2022 and 2021, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $105.8 and $131.9, respectively and the funded balances recorded in Other Assets amounted to $92.6 and $107.3, respectively. The amounts charged to earnings, including the effect of the hedges, totaled expense of $1.2, $2.2 and $2.1 in 2022, 2021 and 2020, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock. Members of the Board are fully vested in their account balance. As of December 31, 2022, there were approximately 129,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

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

As a result of the Company’s stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2022.

14.
Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2019	$(36.8)	$0.0	$(29.9)	$(66.7)
Other comprehensive income before reclassifications	10.4	0.0	(34.8)	(24.4)
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	5.8	5.8
Tax benefit (expense)	0.0	0.0	7.7	7.7
Other comprehensive income (loss)	10.4	0.0	(21.3)	(10.9)
Balance December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income (loss) before reclassifications	(3.8)	(0.8)	26.7	22.1
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(8.2)	(8.2)
Tax benefit (expense)	0.0	0.2	(4.7)	(4.5)
Other comprehensive income (loss)	(3.8)	(0.6)	13.8	9.4
Balance December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(16.2)	3.1	72.6	59.5
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(2.5)	(2.5)
Tax benefit (expense)	0.0	(0.8)	(17.3)	(18.1)
Other comprehensive income (loss)	(16.2)	2.3	52.8	38.9
Balance December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

b. As of December 31, 2022, the Company had commitments of approximately $385.3. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of December 31, 2022, the Company had various guarantees and letters of credit totaling $5.1.

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

In connection with the Hero Acquisition, the Company deferred an additional cash payment of $8.0 to satisfy certain indemnification obligations. The additional amount is payable five years from the closing.

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

(In millions, except share and per share data)

16.
Related Party Transactions

The following summarizes the balances and transactions between the Company and each of Armand and ArmaKleen, in which the Company holds a 50% ownership interest:

	Armand			ArmaKleen
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Purchases by Company	$13.7	$12.9	$14.2	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$0.9	$1.2	$1.1
Outstanding Accounts Receivable	$0.9	$1.0	$0.7	$1.1	$0.9	$0.5
Outstanding Accounts Payable	$1.0	$1.2	$1.4	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.2	$2.2	$2.1	$2.0	$2.1	$2.2
(1)
Billed by Company and recorded as a reduction of SG&A expenses.

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

The Corporate segment income consists of equity in earnings of affiliates. As of December 31, 2022, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaling $12.3, $9.4, and $6.7 for the three years ending December 31, 2022, 2021 and 2020, respectively, are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2022:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2022	$4,131.0	$896.1	$348.5	$0.0	$5,375.6
2021	3,941.9	912.2	336.0	0.0	5,190.1
2020	3,767.6	828.2	300.0	0.0	4,895.8
Gross profit
2022	1,794.1	372.4	117.8	(34.3)	2,250.0
2021	1,795.8	402.1	112.7	(47.1)	2,263.5
2020	1,801.1	368.8	104.1	(59.8)	2,214.2
Marketing Expenses
2022	412.9	117.7	4.6	0.0	535.2
2021	442.1	131.1	4.5	0.0	577.7
2020	460.6	126.9	3.7	0.0	591.2
Selling, General and Administrative Expenses
2022	882.1	208.5	60.7	(34.3)	1,117.0
2021	445.3	135.7	72.8	(47.1)	606.7
2020	455.6	128.7	68.8	(59.8)	593.3
Income from Operations
2022	499.1	46.2	52.5	0.0	597.8
2021	908.4	135.3	35.4	0.0	1,079.1
2020	884.9	113.2	31.6	0.0	1,029.7
Equity in Earnings of Affiliates
2022	0.0	0.0	0.0	12.3	12.3
2021	0.0	0.0	0.0	9.4	9.4
2020	0.0	0.0	0.0	6.7	6.7
Income Before Income Taxes
2022	427.3	38.8	44.9	12.3	523.3
2021	861.4	127.3	33.6	9.4	1,031.7
2020	832.4	105.0	29.7	6.7	973.8
Identifiable Assets
2022	6,846.9	1,060.5	332.9	105.3	8,345.6
2021	6,354.5	1,192.9	332.7	116.4	7,996.5
2020	5,819.8	1,144.5	339.7	110.5	7,414.5
Capital Expenditures
2022	159.1	10.0	9.7	0.0	178.8
2021	100.3	8.4	10.1	0.0	118.8
2020	81.8	7.1	10.0	0.0	98.9
Depreciation & Amortization
2022	172.1	30.1	13.8	3.0	219.0
2021	170.0	31.1	15.4	2.6	219.1
2020	142.8	29.6	14.5	2.8	189.7
(1)
Corporate reflects the following:

(A) The administrative costs of the production planning and logistics functions are included in segment Selling, General and Administrative expenses but are elements of Cost of Sales in the Company’s Consolidated Statements of Income. Such amounts were $34.3, $47.1, and $59.8 for 2022, 2021 and 2020, respectively.

(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2022, 2021 and 2020.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $15.1, $10.8 and $11.7 for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Household Products	$2,272.0	$2,103.0	$2,038.5
Personal Care Products	1,859.0	1,838.9	1,729.1
Total Consumer Domestic	4,131.0	3,941.9	3,767.6
Total Consumer International	896.1	912.2	828.2
Total SPD	348.5	336.0	300.0
Total Consolidated Net Sales	$5,375.6	$5,190.1	$4,895.8

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 83%, 82% and 83% of the net sales reported in the accompanying consolidated financial statements in 2022, 2021 and 2020, respectively, were to customers in the U.S. Approximately 97%, 96% and 96% of long-lived assets were located in the U.S. at December 31, 2022, 2021 and 2020, respectively. Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of four customers accounted for approximately 42% of consolidated net sales in 2022. A group of three customers accounted for approximately 37% of consolidated net sales in 2021 and 36% in 2020, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 24%, 24% and 23% in 2022, 2021 and 2020, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2022 Summary Compensation Table,” “2022 Grants of Plan Based Awards,” “2022 Outstanding Equity Awards at Fiscal Year-End,” “2022 Option Exercises and Stock Vested,” “2022 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Human Capital Committee Report” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2022” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item in relation to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Schedule

The following Consolidated Financial Statements are included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all the Company’s filings with the Securities and Exchange Commission referenced below is 1-10585.

(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020.

(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

(3.3)	By-laws of the Company, amended and restated as of December 23, 2022, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2022.

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

(4.7)

Second Supplemental Indenture, dated as of June 2, 2022, between Church & Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on June 2, 2022.

(4.8)

Third Supplemental Indenture, dated as of November 2, 2022, between Church & Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on November 2, 2022.

(4.9)	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2019.

		(10.1)

Credit Agreement dated June 16, 2022, among Church & Dwight Co., Inc., the initial lenders named therein, Bank of America, N.A., as lead administrative agent, swing line lender, and L/C issuer, Wells Fargo Bank, National Association, as co-administrative agent and syndication agent, and Truist Bank, as syndication agent incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 21, 2022.

•		(10.2)	Term Credit Agreement dated December 22, 2021, by and among Church & Dwight Co., Inc. the lenders party thereto, and Bank of America, N.A., as administrative agent.

		(10.3)

First Amendment to Credit Agreement dated June 16, 2022, among Church & Dwight Co., Inc., the lenders named therein, and Bank of America, N.A., as administrative agent incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 21, 2022.

		(10.4)

Form of Commercial Paper Dealer Agreement, dated February 23, 2017, by and between Church & Dwight Co., Inc. and Dealer, incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2016.

		(10.5)

Form of Amended and Restated Commercial Paper Dealer Agreement, dated February 23, 2017, by and between Church & Dwight Co., Inc. and Dealer, incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2016.

		(10.6)

Stock Purchase Agreement, dated as of July 17, 2017, among Church & Dwight Co., Inc., PIK Holdings, Inc., the Representative and the stockholders party thereto, incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on July 17, 2017.

	*	(10.7)

Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective as of June 1, 1997, incorporated by reference to Exhibit 10(f) to the Company’s annual report on Form 10-K for the year ended December 31, 1997.

		(10.8)

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.4.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.9)

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan, effective February 1, 2012, incorporated by reference to Exhibit 10.4.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.10)

Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.11)	Deferred Compensation Plan for Directors effective as of May 1, 2008, incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*	(10.12)

Amended and Restated Compensation Plan for Directors, effective January 1, 2015, incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2015.

		(10.13)

Amended and Restated Compensation Plan for Directors, dated November 1, 2017, incorporated by reference to Exhibit 10.9.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2017.

•		(10.14)	Amended and Restated Compensation Plan for Directors, dated February 1, 2023.

		(10.15)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*	(10.16)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

		(10.17)

Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s proxy statement for its 2013 Annual Meeting of Stockholders, filed on March 21, 2013.

	*	(10.18)

First Amendment to Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2019.

		(10.19)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2019.

	*	(10.20)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.13.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

	*	(10.21)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

		(10.22)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.14.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

		(10.23)

Form of Award Agreement for Directors Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

	*	(10.24)

Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Appendix A to the Company’s proxy statement for its 2022 Annual Meeting of Stockholders, filed on March 18, 2022.

		(10.25)	Form of Non-Qualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 3, 2022.

		(10.26)	Form of Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 6, 2023.

		(10.27)	Form of Performance Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 6, 2023.

•		(10.28)	Form of Non-Qualified Stock Option Grant Agreement, for Directors.

•		(10.29)	Form of Restricted Stock Unit Grant Agreement, for Directors.

		(10.30)	Church & Dwight Co., Inc. Third Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2018.

		(10.31)

Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.32)

Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

		(10.33)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

		(10.34)

Form of Amended and Restated Change in Control and Severance Agreement entered into by and between the Company and each of the senior executive officers (other than Matthew T. Farrell), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 2, 2016.

		(10.35)

Employment Agreement, dated September 4, 2021, by and between the Company and Barry Bruno incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

		(10.36)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2023.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew T. Farrell	Chairman, President and Chief Executive Officer, Director	February 16, 2023
Matthew T. Farrell

/s/ Bradlen S. Cashaw	Director	February 16, 2023
Bradlen S. Cashaw

/s/ James R. Craigie	Director	February 16, 2023
James R. Craigie

/s/ Bradley C. Irwin	Director	February 16, 2023
Bradley C. Irwin

/s/ Penry W. Price	Director	February 16, 2023
Penry W. Price

/s/ Susan G. Saideman	Director	February 16, 2023
Susan G. Saideman

/s/ Ravichandra K. Saligram	Director	February 16, 2023
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 16, 2023
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 16, 2023
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 16, 2023
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 16, 2023
Laurie J. Yoler
/s/ Richard A. Dierker	Executive Vice President	February 16, 2023
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph J. Longo	Vice President and Controller	February 16, 2023
Joseph J. Longo	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2022

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2022	$5.5	$0.4	$0.0	$(2.4)	$0.0	$3.5
2021	3.7	0.6	1.9	(0.7)	0.0	5.5
2020	2.4	1.4	0.0	(0.1)	0.0	3.7
Allowance for Cash Discounts
2022	$5.9	$106.0	$0.0	$(105.2)	$(0.1)	$6.6
2021	6.0	98.4	0.0	(98.5)	0.0	5.9
2020	5.1	96.0	0.4	(95.5)	0.0	6.0
Sales Returns and Allowances
2022	$32.4	$128.5	$0.0	$(126.0)	$(0.1)	$34.8
2021	24.5	129.4	0.0	(121.5)	0.0	32.4
2020	13.0	110.9	0.4	(99.8)	0.0	24.5