Form 10-Q
period 2023-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2023-04-27
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of April 25, 2023, there were 244,263,640 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

6.	Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net Sales	$1,429.8	$1,297.2
Cost of sales	807.8	744.7
Gross Profit	622.0	552.5
Marketing expenses	122.3	101.9
Selling, general and administrative expenses	207.8	169.9
Income from Operations	291.9	280.7
Equity in earnings of affiliates	4.4	2.4
Other income (expense), net	1.3	(0.3)
Interest expense	(28.8)	(16.6)
Income before Income Taxes	268.8	266.2
Income taxes	65.6	61.8
Net Income	$203.2	$204.4

Weighted average shares outstanding - Basic	243.8	242.6
Weighted average shares outstanding - Diluted	246.8	246.7
Net income per share - Basic	$0.83	$0.84
Net income per share - Diluted	$0.82	$0.83
Cash dividends per share	$0.27	$0.26

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net Income	$203.2	$204.4
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	2.4	(2.2)
Defined benefit plan adjustments gain (loss)	1.5	1.9
Income (loss) from derivative agreements	(0.8)	15.3
Other comprehensive income (loss)	3.1	15.0
Comprehensive income	$206.3	$219.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$202.8	$270.3
Accounts receivable, less allowances of $3.6 and $3.5	429.3	422.0
Inventories	653.3	646.6
Other current assets	49.5	57.0
Total Current Assets	1,334.9	1,395.9

Property, Plant and Equipment, Net	772.2	761.1
Equity Investment in Affiliates	13.8	12.7
Trade Names and Other Intangibles, Net	3,400.6	3,431.6
Goodwill	2,430.3	2,426.8
Other Assets	314.8	317.5
Total Assets	$8,266.6	$8,345.6

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$18.7	$74.0
Accounts payable and accrued expenses	1,049.8	1,102.8
Income taxes payable	58.4	7.0
Total Current Liabilities	1,126.9	1,183.8

Long-term Debt	2,400.1	2,599.5
Deferred Income Taxes	755.8	757.0
Deferred and Other Long-term Liabilities	274.1	273.4
Business Acquisition Liabilities	42.0	42.0
Total Liabilities	4,598.9	4,855.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of March 31, 2023 and December 31, 2022	293.7	293.7
Additional paid-in capital	394.0	366.2
Retained earnings	5,661.2	5,524.6
Accumulated other comprehensive loss	(26.2)	(29.3)
Common stock in treasury, at cost: 49,515,884 shares as of March 31, 2023 and 49,814,106 shares as of December 31, 2022	(2,655.0)	(2,665.3)
Total Stockholders' Equity	3,667.7	3,489.9
Total Liabilities and Stockholders' Equity	$8,266.6	$8,345.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flow From Operating Activities
Net Income	$203.2	$204.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16.9	16.6
Amortization expense	38.0	37.1
Deferred income taxes	(1.6)	(1.0)
Equity in net earnings of affiliates	(4.4)	(2.4)
Distributions from unconsolidated affiliates	3.3	0.8
Non-cash compensation expense	25.8	2.9
Other	1.0	(1.5)
Change in assets and liabilities:
Accounts receivable	(2.4)	(1.8)
Inventories	(4.8)	(63.7)
Other current assets	0.7	3.1
Accounts payable and accrued expenses	(62.0)	(95.2)
Income taxes payable	57.7	57.6
Other operating assets and liabilities, net	1.7	(4.1)
Net Cash Provided By Operating Activities	273.1	152.8
Cash Flow From Investing Activities
Additions to property, plant and equipment	(25.0)	(15.6)
Other	(4.6)	(0.1)
Net Cash Used In Investing Activities	(29.6)	(15.7)
Cash Flow From Financing Activities
Long-term debt (repayments)	(200.0)	0.0
Short-term debt (repayments), net of borrowings	(55.6)	(149.9)
Proceeds from stock options exercised	10.2	11.0
Payment of cash dividends	(66.3)	(63.7)
Net Cash Used In Financing Activities	(311.7)	(202.6)
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.7)
Net Change In Cash and Cash Equivalents	(67.5)	(66.2)
Cash and Cash Equivalents at Beginning of Period	270.3	240.6
Cash and Cash Equivalents at End of Period	$202.8	$174.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash paid during the period for:
Interest (net of amounts capitalized)	$21.3	$19.7
Income taxes	$9.4	$5.2
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$16.5	$13.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	204.4	0.0	0.0	204.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	3.9	0.0	0.0	10.1	14.0
March 31, 2022	292.8	(50.2)	$292.8	$334.2	$5,506.7	$(53.2)	$(2,677.6)	$3,402.9

December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	203.2	0.0	0.0	203.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.1	0.0	3.1
Cash dividends	0.0	0.0	0.0	0.0	(66.3)	0.0	0.0	(66.3)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.8	(0.3)	0.0	10.3	37.8
March 31, 2023	293.7	(49.5)	$293.7	$394.0	$5,661.2	$(26.2)	$(2,655.0)	$3,667.7

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

The Company incurred research and development expenses in the first quarter of 2023 and 2022 of $26.7 and $24.5, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued new accounting guidance intended to add certain qualitative and quantitative disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company has adopted the standard which resulted in additional disclosures. Refer to Note 13.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.
Inventories

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
Raw materials and supplies	$146.3	$149.5
Work in process	40.8	46.8
Finished goods	466.2	450.3
Total	$653.3	$646.6

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2023	2022
Land	$28.2	$28.1
Buildings and improvements	302.0	299.1
Machinery and equipment	867.0	856.5
Software	111.3	109.1
Office equipment and other assets	97.6	96.9
Construction in progress	222.2	211.5
Gross PP&E	1,628.3	1,601.2
Less accumulated depreciation and amortization	856.1	840.1
Net PP&E	$772.2	$761.1

	Three Months Ended
	March 31,	March 31,
	2023	2022
Depreciation expense on PP&E	$16.9	$16.6

5.
Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to holders of the Company’s common stock (“Common Stock”) and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential Common Stock issuable pursuant to the Company's stock-based compensation plans.

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Weighted average common shares outstanding - basic	243.8	242.6
Dilutive effect of stock options and other unvested stock-based awards	3.0	4.1
Weighted average common shares outstanding - diluted	246.8	246.7
Antidilutive stock options outstanding	3.9	0.2

6.
Stock Based Compensation Plans

In the first quarter of 2023, the Company updated its Long-Term Incentive Program (“LTIP”) to provide employees with an award of stock options and newly issued restricted stock units (“RSUs”) and made an initial grant of performance share units ("PSUs") to members of the Company's Executive Leadership Team ("ELT"). In connection with these amendments, the awards, which were granted in the second quarter in previous years, were permanently accelerated to the first quarter in 2023. The stock option terms remain unchanged and are summarized in more detail in the Stock Based Compensation footnote within the Company’s 2022 Form 10-K. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2022	11.9	$62.64
Granted	1.0	83.13
Exercised	(0.3)	44.95
Cancelled	(0.1)	81.43
Outstanding at March 31, 2023	12.5	$64.43	5.9	$300.1
Exercisable at March 31, 2023	7.0	$51.25	3.8	$261.8

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Intrinsic Value of Stock Options Exercised	$10.7	$16.8
Stock Compensation Expense Related to Stock Option Awards	$14.5	$2.8
Issued Stock Options	1.0	-
Weighted Average Fair Value of Stock Options issued (per share)	$23.93	-
Fair Value of Stock Options Issued	$23.7	-

	Three Months Ended
	March 31,	March 31,
	2023	2022
Risk-free interest rate	4.0%	-
Expected life in years	7.3	-
Expected volatility	12.3%	-
Dividend yield	1.3%	-

Restricted Stock Units

The Company updated its LTIP in the first quarter of 2023 to add RSUs to its annual employee compensation program. As a result of this amendment, the Company granted employees 88,480 RSUs with a total fair value of $7.4 at a weighted average grant date fair value of $83.13 per RSU. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s common stock.

Additionally, in connection with the Hero Acquisition (see Note 10), 854,882 shares of restricted stock were issued in October 2022. The restricted stock will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who received the restricted stock and will continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition.

Performance Stock Units

In the first quarter of 2023, the Company granted PSUs to members of the Executive Leadership Team including the CEO, with an aggregate award equal to 19,650 PSUs. The PSUs were valued at a weighted average grant date fair value equal to $110.95 per PSU using a Monte Carlo model. The performance target is based on the Company's total shareholder return ("TSR") relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date, and the number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

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

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2023.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$90.0	$90.0	$153.9	$153.9
Financial Liabilities:
Short-term borrowings	Level 2	18.7	18.7	74.0	74.0
Term loan due December 22, 2024	Level 2	200.0	200.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	406.9	424.8	397.3
2.3% Senior notes due December 15, 2031	Level 2	399.3	333.3	399.3	321.3
5.6% Senior notes due November 15, 2032	Level 2	499.1	534.5	499.1	518.9
3.95% Senior notes due August 1, 2047	Level 2	397.6	335.6	397.6	316.7
5.0% Senior notes due June 15, 2052	Level 2	499.8	492.2	499.7	464.7

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2023.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of March 31, 2023 and December 31, 2022.

9.
Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Company's Common Stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes. Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2022.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts	$243.2	$231.5
Diesel fuel contracts	6.0 gallons	5.0 gallons
Commodities contracts	19.5 pounds	26.8 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$2.6	$1.6
Equity derivatives	$22.8	$22.5

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three months ended March 31, 2023.

10.
Acquisitions

On October 13, 2022, the Company acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the HERO® brand which includes the MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). The Company paid $546.8, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 for five years to satisfy certain indemnification obligations, if necessary. The Company also issued $61.5 of restricted stock which will be recognized as compensation expense as the vesting requirements for individuals who received the restricted stock, and will continue to be employed by the Company, are satisfied. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. Hero’s annual net sales for the year ended December 31, 2022 were approximately $179.0. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. In the first quarter of 2023, the Company made a net cash payment of $3.5 primarily associated with final working capital adjustments.

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

On December 24, 2021, the Company acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH® brand of oral care products business (the “TheraBreath Acquisition”). The Company paid $556.0, net of cash acquired, at closing and deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing. THERABREATH’s annual net sales for the year ended December 31, 2021 were approximately $100.0. The acquisition was financed by the proceeds from a $400.0 three-year term loan and the Company’s underwritten public offering of $400.0 aggregate principal Senior Notes due on December 15, 2031 completed on December 10, 2021. The THERABREATH business is managed in the Consumer Domestic and Consumer International segments. In 2022, the Company made net cash payments of $3.8 primarily associated with final working capital adjustments.

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

11.
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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	March 31, 2023				December 31, 2022
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade Names	$1,385.1	$(344.1)	$1,041.0	3-20	$1,785.8	$(406.2)	$(319.0)	$1,060.6
Customer Relationships	644.9	(348.1)	296.8	15-20	723.4	(358.9)	(59.3)	305.2
Patents/Formulas	208.3	(107.0)	101.3	4-20	251.7	(114.6)	(32.7)	104.4
Total	$2,238.3	$(799.2)	$1,439.1		$2,760.9	$(879.7)	$(411.0)	$1,470.2

Intangible amortization expense was $31.1 and $29.5 for the first quarter of 2023 and 2022, respectively. The Company estimates that intangible amortization expense will be approximately $124.0 in 2023 and approximately $123.0 to $94.0 annually over the next five years.

In the fourth quarter of 2022, the Company determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consist of the definite-lived trade name, customer relationships and technology assets recorded at acquisition. The Company evaluated our ability to recover the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The impairment charge was applied as a full impairment of the customer relationship and technology assets and a partial impairment of the trade name. The remaining net book value of the trade name as of December 31, 2022 is $46.3 and will be amortized over a remaining useful life of three years. The estimated fair value of the intangible assets was determined using the income approach with Level 3 inputs. The Level 3 inputs include the discount rate of 8.5% applied to management’s estimates of future cash flows based on projections of revenue, gross margin, marketing expense and tax rates considering the loss of product distribution and the reduction in customer demand that FINISHING TOUCH FLAWLESS had been experiencing through December 31, 2022. The Company is implementing strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite lived intangible assets:

	March 31,	December 31,
	2023	2022
Trade Names	$1,961.5	$1,961.4

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

In recent years the Company’s global TROJAN® business, specifically the condom category, has not grown and competition has increased. In addition, profitability was negatively impacted by inflation throughout 2022, resulting in higher input costs and discount rates, and supply shortages for packaging materials. As a result, the TROJAN business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the TROJAN trade name. The carrying value of the TROJAN trade name is $176.4 and fair value exceeded carrying value by 46% as of October 1, 2022. The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include discount rates of 8.0% in the U.S. and 9.5% internationally, revenue assumptions based on recent trends adjusted for management’s estimates of the success of its growth strategies and the impact of improvement in the supply chain, and an average royalty rate of approximately 10%. While management has implemented strategies to address the risk, including lowering production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.

The Company’s global WATERPIK business has recently experienced a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name is $644.7 and fair value exceeded carrying value by 7% as of October 1, 2022. The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include a discount rate of 8.4%, revenue growth rates between 0% and 6% and EBITA margins between 18% and 21%. These assumptions are based on current market conditions, recent trends and management’s expectation of the success of initiatives to lower costs (including tariffs) and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2022	$2,056.4	$234.4	$136.0	$2,426.8
Hero working capital adjustment	3.5	0.0	0.0	3.5
Balance at March 31, 2023	$2,059.9	$234.4	$136.0	$2,430.3

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

A summary of the Company’s lease information is as follows:

		March 31,	December 31,
	Classification	2023	2022
Assets
Right of use assets	Other Assets	$158.0	$162.6

Liabilities
Current lease liabilities	Accounts Payable and Accrued Expenses	$21.9	$21.9
Long-term lease liabilities	Deferred and Other Long-term Liabilities	148.8	151.9
Total lease liabilities		$170.7	$173.8

Other information
Weighted-average remaining lease term (years)		8.8	8.9
Weighted-average discount rate		4.5%	4.4%

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Statement of Income
Lease cost(1)	$7.7	$7.9

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications	$1.0	$1.5
Cash paid for amounts included in the measurement of lease liabilities	$7.6	$7.5
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first three months of 2023 and 2022 was $5.9 and $6.2, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2023	$21.9
2024	28.4
2025	27.0
2026	19.3
2027	18.5
2028 and thereafter	94.8
Total future minimum lease commitments	209.9
Less: Imputed interest	(39.2)
Present value of lease liabilities	$170.7

13.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Trade accounts payable	$651.5	$666.7
Accrued marketing and promotion costs	211.8	234.4
Accrued wages and related benefit costs	47.4	66.8
Other accrued current liabilities	139.1	134.9
Total	$1,049.8	$1,102.8

In 2015, the Company initiated a Supply Chain Finance program (“SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company for early payment. Participating suppliers negotiate their receivables sales arrangements directly with a third party. The Company is not party to those agreements and do not have an economic interest in the suppliers' decisions to sell their receivables and has not been required to pledge any assets as security nor to provide any guarantee to third-party finance providers or intermediaries. The SCF Program may allow suppliers more favorable terms than they could secure on their own. The terms of the Company's payment obligations are not impacted by a supplier’s participation in the SCF Program. The Company's payment terms with suppliers are consistent between suppliers that elect to participate in the SCF Program and those that do not participate. As a result, the program does not have an impact to the Company's average days outstanding.

As of March 31, 2023, the obligations outstanding related to the SCF program amount to $88.3, recorded within Accounts Payable in the Consolidated Balance Sheets and $103.6 payments included in operating activities within the Company's Consolidated Statements of Cash Flows.

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2023	2022
Short-term borrowings
Commercial paper issuances	$15.0	$70.6
Various debt due to international banks	3.7	3.4
Total short-term borrowings	$18.7	$74.0

Long-term debt
Term loan due December 22, 2024	200.0	400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.7)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.9)	(0.9)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.4)	(2.4)
5.0% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.2)	(0.3)
Debt issuance costs, net	(20.5)	(21.0)
Net long-term debt	$2,400.1	$2,599.5

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(2.2)	2.5	20.6	20.9
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.4)	(0.4)
Tax benefit (expense)	0.0	(0.6)	(4.9)	(5.5)
Other comprehensive income (loss)	(2.2)	1.9	15.3	15.0
Balance at March 31, 2022	$(32.4)	$1.3	$(22.1)	$(53.2)

Balance at December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	2.4	2.0	(0.2)	4.2
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.9)	(0.9)
Tax benefit (expense)	0.0	(0.5)	0.3	(0.2)
Other comprehensive income (loss)	2.4	1.5	(0.8)	3.1
Balance at March 31, 2023	$(44.0)	$3.2	$14.6	$(26.2)

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

b. As of March 31, 2023, the Company had commitments of approximately $396.7. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2023, the Company had various guarantees and letters of credit totaling $6.3.

d. In connection with the Zicam Acquisition, the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. Any amount that may be due is payable five years from the closing.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Purchases by Company	$3.7	$3.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$0.1
Outstanding Accounts Receivable	$0.6	$0.4	$1.6	$0.6
Outstanding Accounts Payable	$1.2	$1.6	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.5	$0.5

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

The Corporate segment income consists of equity in earnings of affiliates. As of March 31, 2023, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaled $4.4 and $2.4 for the three months ended March 31, 2023 and 2022.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter of 2023	$1,116.9	$230.6	$82.3	$0.0	$1,429.8
First Quarter of 2022	995.1	214.6	87.5	0.0	1,297.2

Income before Income Taxes(2)
First Quarter of 2023	$228.7	$28.9	$6.8	$4.4	$268.8
First Quarter of 2022	222.7	29.6	11.5	2.4	266.2

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.6 and $4.8 for the three months ended March 31, 2023 and March 31, 2022, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2023 and March 31, 2022.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Household Products	$601.6	$520.5
Personal Care Products	515.3	474.6
Total Consumer Domestic	1,116.9	995.1
Total Consumer International	230.6	214.6
Total SPD	82.3	87.5
Total Consolidated Net Sales	$1,429.8	$1,297.2

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

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Supply Chain, Inflation, Labor, Consumer Demand and Competition

We continue to experience some adverse supply chain related impacts to our business, including raw material and labor shortages and interruptions. These negative impacts continue to result in some difficulty meeting consumer demand, particularly related to vitamins and our STERIMAR nasal congestion relief products. In addition, these negative impacts together with significant broad-based cost inflation and higher interest rates have affected input costs and consumer behavior. While conditions are improving and we expect pricing and productivity to offset inflation in the near term, we expect some raw material and labor shortages and input cost inflation to continue.

In addition, our Specialty Products business has been negatively impacted by the entrance of new foreign competition in the United States dairy market. We expect that low-priced imports will continue to enter the market.

For additional discussion of how we are addressing meeting retail customer demand for certain categories and decreased consumer demand for discretionary brands, as well as lower growth and increased competition in the vitamin category, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Looking forward, the impact that these challenges will continue to have on our operational and financial performance will depend on future developments, including inflationary impacts, retail customers' acceptance of all or a portion of any price increases, our continued ability to obtain an adequate supply of products and materials, the spread and severity of new COVID-19 variants, and the long-term impact of vaccines. Additionally, we may be impacted by our ability to recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy in general. The impact of any of these potential future developments are uncertain and difficult to predict considering the rapidly evolving landscape.

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

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2023	Prior Year	March 31, 2022
Net Sales	$1,429.8	10.2%	$1,297.2
Gross Profit	$622.0	12.6%	$552.5
Gross Margin	43.5%	+90 basis points	42.6%
Marketing Expenses	$122.3	20.0%	$101.9
Percent of Net Sales	8.6%	+70 basis points	7.9%
Selling, General & Administrative Expenses	$207.8	22.3%	$169.9
Percent of Net Sales	14.5%	+140 basis points	13.1%
Income from Operations	$291.9	4.0%	$280.7
Operating Margin	20.4%	-120 basis points	21.6%
Net income per share - Diluted	$0.82	-1.2%	$0.83

Net Sales

Net sales for the quarter ended March 31, 2023 were $1,429.8, an increase of $132.6 or 10.2% as compared to the same period in 2022. The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2023
Product volumes sold	(—%)
Pricing/Product mix	5.7%
Foreign exchange rate fluctuations	(0.7%)
Acquired product lines (1)	5.2%
Net Sales increase	10.2%

(1)
On October 13, 2022, we completed the Hero Acquisition. Hero is included in our results since the date of acquisition.

For the three months ended March 31, 2023, the volume change reflects increased product unit sales in the Consumer International segment, offset by decreased product unit sales in the Consumer Domestic and the SPD segments. For the three months ended March 31, 2023, price/mix was favorable in all three segments.

Gross Profit / Gross Margin

Our gross profit was $622.0 for the three months ended March 31, 2023, a $69.5 increase as compared to the same period in 2022. Gross margin increased 90 basis points (“bps”) in the first quarter of 2023 compared to the same period in 2022, due to favorable price/mix/volume of 160 bps, the impact of productivity programs of 160 bps, business acquisition mix benefits of 120 bps, lower transportation costs of 70 bps, and favorable foreign exchange of 10 bps, offset by the impact of higher manufacturing costs, including labor, of 360 bps, and higher commodities of 70 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2023 were $122.3, an increase of $20.4 or 20.0% as compared to the same period in 2022. Marketing expenses as a percentage of net sales in the first quarter of 2023 increased by 70 bps to 8.6% as compared to 7.9% in the same period in 2022 due to 140 bps on higher expense, as we increased marketing spend as fill rates improved, offset by 70 bps of leverage on higher net sales.

SG&A expenses were $207.8 in the first quarter of 2023, an increase of $37.9 or 22.3% as compared to the same period in 2022. SG&A as a percentage of net sales increased 140 bps to 14.5% in the first quarter of 2023 as compared to 13.1% in the same period in 2022. The increase is due to 260 bps on higher expenses, offset by 120 bps of leverage associated with higher sales. The higher expenses for the three-month period ended March 31, 2023 are primarily due to expenses related to the Hero Acquisition.

Other (income) expense, net was nominal for the three months ended March 31, 2023 and 2022.

Interest expense for the three months ended March 31, 2023 increased $12.2 to $28.8, as compared to the same period in 2022, primarily due to higher interest rates.

Income Taxes

The effective tax rate for the three months ended March 31, 2023 was 24.4%, compared to 23.2% in the same period in 2022. The increase in the tax rate is primarily due to lower stock option exercises and non-deductible compensation expense related to the restricted stock issued for the Hero Acquisition.

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

The Corporate segment income consists of equity in earnings of affiliates. As of March 31, 2023, we held 50% ownership interests in each of Armand and ArmaKleen, respectively. Our equity in earnings of Armand and ArmaKleen, totaled $4.4 and $2.4 for the three months ended March 31, 2023 and 2022, respectively, and are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2023 and March 31, 2022 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter of 2023	$1,116.9	$230.6	$82.3	$0.0	$1,429.8
First Quarter of 2022	995.1	214.6	87.5	0.0	1,297.2

Income before Income Taxes(2)
First Quarter of 2023	$228.7	$28.9	$6.8	$4.4	$268.8
First Quarter of 2022	222.7	29.6	11.5	2.4	266.2
(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.6 and $4.8 for the three months ended March 31, 2023 and March 31, 2022, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2023 and March 31, 2022.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Household Products	$601.6	$520.5
Personal Care Products	515.3	474.6
Total Consumer Domestic	1,116.9	995.1
Total Consumer International	230.6	214.6
Total SPD	82.3	87.5
Total Consolidated Net Sales	$1,429.8	$1,297.2

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2023 were $1,116.9, an increase of $121.8 or 12.2% as compared to the same period in 2022. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2023
Product volumes sold	(0.9%)
Pricing/Product mix	6.4%
Acquired product lines (1)	6.7%
Net Sales increase	12.2%

(1)
Hero is included in our results since the date of acquisition.

The increase in net sales for the three months ended March 31, 2023, reflects the impact of the Hero Acquisition, ARM & HAMMER® Liquid Detergent, ARM & HAMMER® Cat Litter, THERABREATH® mouth wash, and XTRA® Liquid Detergent partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, FINISHING TOUCH FLAWLESS® Hair Removal Products, and WATERPIK® Shower Heads.

Consumer Domestic income before income taxes for the first quarter of 2023 was $228.7, an increase of $6.0 as compared to the first quarter of 2022. The increase is due primarily to favorable price/mix of $55.8 and the impact of higher sales volumes of $27.0, offset by higher SG&A expenses of $35.9, higher marketing expenses of $19.3, higher manufacturing and distribution expenses of $11.6 and higher interest and other expenses of $9.9.

Consumer International

Consumer International net sales were $230.6 in the first quarter of 2023, an increase of $16.0 or 7.5% as compared to the same period in 2022. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2023
Product volumes sold	6.8%
Pricing/Product mix	4.8%
Foreign exchange rate fluctuations	(4.1%)
Net Sales increase	7.5%

Excluding the impact of foreign exchange rates, sales growth is driven by BATISTE, VITAFUSION® and L’IL CRITTERS® gummy vitamins and FEMFRESH in the Global Markets Group (“GMG”) business, BATISTE and GRAVOL in Canada, BATISTE in Australia and in Europe and ARM & HAMMER® Liquid Detergent and STERIMAR in Mexico.

Consumer International income before income taxes was $28.9 in the first quarter of 2023, an $0.7 decrease as compared to the first quarter of 2022. Higher manufacturing and commodity costs of $11.2, higher SG&A expenses of $2.5, unfavorable foreign exchange rates of $1.6, higher marketing expenses of $0.6, and higher interest and other expenses of $0.7, were partially offset by a favorable price/mix of $9.2 and the impact of higher sales volumes of $6.8.

Specialty Products (“SPD”)

SPD net sales were $82.3 in the first quarter of 2023, a decrease of $5.2 or 5.9% as compared to the same period in 2022. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2023
Product volumes sold	(7.5%)
Pricing/Product mix	1.6%
Net Sales decrease	(5.9%)

Net sales decreased in the first quarter of 2023 primarily due to competitive imports within our domestic dairy segment.

SPD income before income taxes was $6.8 in the first quarter of 2023, a decrease of $4.7 as compared to the same period in 2022, due to higher SG&A costs of $2.2, the impact of lower sales volumes of $2.1, unfavorable manufacturing costs of $0.9 and higher marketing expenses of $0.6, offset by favorable price/product mix of $1.4.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three months of 2023 and 2022. The Corporate segment income before income taxes was $4.4 in the first quarter of 2023, as compared to $2.4 in the same period in 2022.

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

As of March 31, 2023, we had $202.8 in cash and cash equivalents, and approximately $1,480.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

In the first quarter of 2023, we repaid $200.0 of our $400.0 Term Loan due December 22, 2024 with cash on hand and commercial paper borrowings.

The current economic environment presents risks that could have adverse consequences for our liquidity. See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of the Form 10-K. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

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

As of March 31, 2023, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program.

On February 1, 2023, the Board declared a 4% increase in the regular quarterly dividend from $0.2625 to $0.2725 per share, equivalent to an annual dividend of $1.09 per share payable to stockholders of record as of February 15, 2023. The increase raises the annual dividend payout from $255.0 to approximately $265.0.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs, pay debt and interest as it comes due, fund dividends, and meet our capital expenditure program costs. Capital expenditures in 2023 are expected to be approximately $250.0 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net cash provided by operating activities	$273.1	$152.8
Net cash used in investing activities	$(29.6)	$(15.7)
Net cash used in financing activities	$(311.7)	$(202.6)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the first three months ended March 31, 2023 increased by $120.3 to $273.1 as compared to $152.8 in the same period in 2022 due to an improvement in working capital and an increase in cash earnings (net income adjusted for non-cash items). The improvement in working capital is primarily related to lower investment in inventory for our discretionary brands and lower incentive compensation payments in 2023. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended March 31, 2023 and 2022:

	As of
	March 31, 2023	March 31, 2022	Change
Days of sales outstanding in accounts receivable ("DSO")	27	28	(1)
Days of inventory outstanding ("DIO")	72	69	3
Days of accounts payable outstanding ("DPO")	73	80	7
Cash conversion cycle	26	17	9

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased nine days from the prior year. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2023 was $29.6, primarily reflecting $25.0 for property, plant and equipment additions. Net cash used in investing activities during the first three months of 2022 was $15.7, primarily reflecting $15.6 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2023 was $311.7 reflecting $255.6 of net debt payments, $66.3 of cash dividend payments, partially offset by $10.2 of proceeds from stock option exercises. Net cash used in financing activities during the first three months of 2022 was $202.6, reflecting $149.9 of net debt payments and $63.7 of cash dividend payments, partially offset by $11.0 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the COVID-19 pandemic and the Company’s response; gross margin changes; trade, marketing and SG&A spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions (including earn-outs) and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends;

environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; other impacts of the COVID-19 pandemic and its impact on the Company’s operations, customers, suppliers, employees, and other constituents, and market volatility and impact on the economy (including contributions to recessionary conditions), resulting from global, nationwide or local or regional outbreaks or increases in infections, new variants, and the risk that the Company will not be able to successfully execute its response plans with respect to the pandemic or localized outbreaks and the corresponding uncertainty; the impact of regulatory changes or policies associated with the COVID-19 pandemic, including continuing or renewed shutdowns of retail and other businesses in various jurisdictions; the impact of new legislation such as the U.S. CARES Act, the EU Medical Device Regulation, new cosmetic and device regulations in Mexico, and the U.S. Modernization of Cosmetic Regulation Act; the impact on the global economy of the Russia/Ukraine war, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war or other inflationary pressures; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe or inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; implications of the United Kingdom’s withdrawal from the European Union; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company’s products and its suppliers in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

As a result of the Company’s recent stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2023.

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	By-laws of the Company, amended and restated as of December 23, 2022, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2022.

	(10.1)	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 6, 2023.

	(10.2)	Form of Performance Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 6, 2023.

	(10.4)	Amended and Restated Compensation Plan for Directors, dated February 1, 2023, incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K filed on February 16, 2023.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	April 27, 2023	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	April 27, 2023	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)