Form 10-Q
period 2023-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2023-07-28
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

c

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

As of July 26, 2023, there were 246,046,990 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	31

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

5.	Other Information	31

6.	Exhibits	32

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net Sales	$1,454.2	$1,325.1	$2,884.0	$2,622.3
Cost of sales	815.3	779.8	1,623.1	1,524.5
Gross Profit	638.9	545.3	1,260.9	1,097.8
Marketing expenses	132.2	102.9	254.5	204.8
Selling, general and administrative expenses	213.1	180.8	420.9	350.7
Income from Operations	293.6	261.6	585.5	542.3
Equity in earnings of affiliates	2.0	3.9	6.4	6.3
Other income (expense), net	1.7	0.3	3.0	0.0
Interest expense	(27.9)	(19.3)	(56.7)	(35.9)
Income before Income Taxes	269.4	246.5	538.2	512.7
Income taxes	48.2	59.4	113.8	121.2
Net Income	$221.2	$187.1	$424.4	$391.5

Weighted average shares outstanding - Basic	245.0	242.6	244.4	242.6
Weighted average shares outstanding - Diluted	247.9	246.4	247.4	246.5
Net income per share - Basic	$0.90	$0.77	$1.74	$1.61
Net income per share - Diluted	$0.89	$0.76	$1.72	$1.59
Cash dividends per share	$0.27	$0.26	$0.54	$0.53

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net Income	$221.2	$187.1	$424.4	$391.5
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	3.3	(12.3)	5.7	(14.5)
Defined benefit plan adjustments gain	0.0	0.0	1.5	1.9
Income (loss) from derivative agreements	(4.9)	18.4	(5.7)	33.7
Other comprehensive (loss) income	(1.6)	6.1	1.5	21.1
Comprehensive income	$219.6	$193.2	$425.9	$412.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$396.9	$270.3
Accounts receivable, less allowances of $3.5 and $3.5	460.9	422.0
Inventories	675.4	646.6
Other current assets	43.2	57.0
Total Current Assets	1,576.4	1,395.9

Property, Plant and Equipment, Net	802.4	761.1
Equity Investment in Affiliates	14.7	12.7
Trade Names and Other Intangibles, Net	3,369.8	3,431.6
Goodwill	2,430.3	2,426.8
Other Assets	317.4	317.5
Total Assets	$8,511.0	$8,345.6

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$4.0	$74.0
Accounts payable	677.7	666.7
Accrued expenses and other liabilities	432.4	436.1
Income taxes payable	7.7	7.0
Total Current Liabilities	1,121.8	1,183.8

Long-term Debt	2,400.9	2,599.5
Deferred Income Taxes	754.0	757.0
Deferred and Other Long-term Liabilities	281.3	273.4
Business Acquisition Liabilities	42.0	42.0
Total Liabilities	4,600.0	4,855.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of June 30, 2023 and December 31, 2022	293.7	293.7
Additional paid-in capital	422.6	366.2
Retained earnings	5,815.3	5,524.6
Accumulated other comprehensive loss	(27.8)	(29.3)
Common stock in treasury, at cost: 47,710,884 shares as of June 30, 2023 and 49,814,106 shares as of December 31, 2022	(2,592.8)	(2,665.3)
Total Stockholders' Equity	3,911.0	3,489.9
Total Liabilities and Stockholders' Equity	$8,511.0	$8,345.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flow From Operating Activities
Net Income	$424.4	$391.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34.6	33.4
Amortization expense	76.1	73.9
Deferred income taxes	(1.9)	2.4
Equity in net earnings of affiliates	(6.4)	(6.3)
Distributions from unconsolidated affiliates	4.4	3.2
Non-cash compensation expense	39.5	17.9
Other	0.2	(3.3)
Change in assets and liabilities:
Accounts receivable	(32.4)	(7.5)
Inventories	(24.3)	(133.0)
Other current assets	8.8	10.0
Accounts payable, accrued and other liabilities	(17.1)	(62.1)
Income taxes payable	6.6	2.0
Other operating assets and liabilities, net	(3.3)	(11.7)
Net Cash Provided By Operating Activities	509.2	310.4
Cash Flow From Investing Activities
Additions to property, plant and equipment	(63.2)	(38.8)
Other	(6.0)	(1.0)
Net Cash Used In Investing Activities	(69.2)	(39.8)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	499.8
Long-term debt (repayments)	(200.0)	0.0
Short-term debt (repayments), net of borrowings	(70.6)	(249.5)
Proceeds from stock options exercised	88.3	16.9
Payment of cash dividends	(133.0)	(127.4)
Deferred financing and other	(0.1)	(7.6)
Net Cash Provided By (Used In) Financing Activities	(315.4)	132.2
Effect of exchange rate changes on cash and cash equivalents	2.0	(3.7)
Net Change In Cash and Cash Equivalents	126.6	399.1
Cash and Cash Equivalents at Beginning of Period	270.3	240.6
Cash and Cash Equivalents at End of Period	$396.9	$639.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash paid during the period for:
Interest (net of amounts capitalized)	$57.9	$32.4
Income taxes	$109.2	$117.6
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$25.4	$17.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	204.4	0.0	0.0	204.4
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	3.9	0.0	0.0	10.1	14.0
March 31, 2022	292.8	(50.2)	$292.8	$334.2	$5,506.7	$(53.2)	$(2,677.6)	$3,402.9
Net income	0.0	0.0	0.0	0.0	187.1	0.0	0.0	187.1
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	6.1	0.0	6.1
Cash dividends	0.0	0.0	0.0	0.0	(63.7)	0.0	0.0	(63.7)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	15.9	0.0	0.0	6.1	22.0
June 30, 2022	292.8	(50.0)	$292.8	$350.1	$5,630.1	$(47.1)	$(2,671.5)	$3,554.4

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	203.2	0.0	0.0	203.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.1	0.0	3.1
Cash dividends	0.0	0.0	0.0	0.0	(66.3)	0.0	0.0	(66.3)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.8	(0.3)	0.0	10.3	37.8
March 31, 2023	293.7	(49.5)	$293.7	$394.0	$5,661.2	$(26.2)	$(2,655.0)	$3,667.7
Net income	0.0	0.0	0.0	0.0	221.2	0.0	0.0	221.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Cash dividends	0.0	0.0	0.0	0.0	(66.7)	0.0	0.0	(66.7)
Stock based compensation expense and stock option plan transactions	0.0	1.8	0.0	28.6	(0.4)	0.0	62.2	90.4
June 30, 2023	293.7	(47.7)	$293.7	$422.6	$5,815.3	$(27.8)	$(2,592.8)	$3,911.0

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

The Company incurred research and development expenses in the second quarter of 2023 and 2022 of $30.2 and $27.2, respectively. The Company incurred research and development expenses in the first six months of 2023 and 2022 of $56.9 and $51.7, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.
Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Raw materials and supplies	$150.0	$149.5
Work in process	41.8	46.8
Finished goods	483.6	450.3
Total	$675.4	$646.6

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2023	2022
Land	$28.3	$28.1
Buildings and improvements	305.8	299.1
Machinery and equipment	879.9	856.5
Software	117.5	109.1
Office equipment and other assets	103.3	96.9
Construction in progress	240.7	211.5
Gross PP&E	1,675.5	1,601.2
Less accumulated depreciation and amortization	873.1	840.1
Net PP&E	$802.4	$761.1

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Depreciation expense on PP&E	$17.7	$16.8	$34.6	$33.4

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	245.0	242.6	244.4	242.6
Dilutive effect of stock options	2.9	3.8	3.0	3.9
Weighted average common shares outstanding - diluted	247.9	246.4	247.4	246.5
Antidilutive stock options outstanding	2.5	3.0	3.9	2.9

6.
Stock Based Compensation Plans

In the first quarter of 2023, the Company updated its Long-Term Incentive Program (“LTIP”) to provide employees with an award of stock options and initial grants of restricted stock units (“RSUs”), and made an initial grant of performance share units ("PSUs") to members of the Company's Executive Leadership Team ("ELT"). In connection with this update, the awards, which were granted in the second quarter in previous years, were granted in the first quarter of 2023 and are expected to be granted in the first quarter in subsequent years. The stock option terms remain unchanged and are summarized in more detail in the Stock Based Compensation footnote within the Company’s 2022 Form 10-K. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price (per share)	(in Years)	Value
Outstanding at December 31, 2022	11.9	$62.64
Granted	1.0	83.55
Exercised	(2.1)	42.91
Cancelled	(0.2)	81.10
Outstanding at June 30, 2023	10.6	$68.16	6.2	$343.2
Exercisable at June 30, 2023	6.8	$58.74	4.8	$282.3

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Intrinsic Value of Stock Options Exercised	$97.0	$9.5	$107.7	$26.3
Stock Compensation Expense Related to Stock Option Awards	$4.4	$14.7	$18.9	$17.5
Issued Stock Options	0.0	1.5	1.0	1.5
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$21.43	$24.03	$21.45
Fair Value of Stock Options Issued	$0.0	$31.3	$24.7	$31.6

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Risk-free interest rate	N/A	2.9%	4.0%	2.9%
Expected life in years	N/A	7.1	7.3	7.1
Expected volatility	N/A	21.7%	22.4%	21.7%
Dividend yield	N/A	1.2%	1.3%	1.2%

Restricted Stock Units

The Company updated its LTIP in the first quarter of 2023 to add RSUs to its annual employee compensation program. As a result of this update, the Company granted employees exactly 117,920 RSUs with a total fair value of $10.1 at a weighted average grant date fair value of $85.99 per RSU during the six months ended June 30, 2023. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 10), exactly 854,882 shares of restricted stock were issued in October 2022 with a total fair value of $61.5. The restricted stock will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who received the restricted stock and will continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition.

Performance Stock Units

In the first quarter of 2023, the Company granted PSUs to members of the ELT including the CEO, with an aggregate award fair value equal to $2.2. Exactly 19,650 PSUs were issued at a weighted average grant date fair value equal to $110.95 per PSU using a Monte Carlo model. The performance target is based on the Company's total shareholder return ("TSR") relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period. Vested PSUs will be settled into shares of the Company’s Common Stock, if at all, within 60 days following the vesting date.

7.
Share Repurchases

On October 28, 2021, the Board authorized a share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As a result of the Company’s stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2023.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$256.0	$256.0	$153.9	$153.9
Financial Liabilities:
Short-term borrowings	Level 2	4.0	4.0	74.0	74.0
Term loan due December 22, 2024	Level 2	200.0	200.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	399.5	424.8	397.3
2.3% Senior notes due December 15, 2031	Level 2	399.3	329.0	399.3	321.3
5.6% Senior notes due November 15, 2032	Level 2	499.1	526.5	499.1	518.9
3.95% Senior notes due August 1, 2047	Level 2	397.7	333.3	397.6	316.7
5.00% Senior notes due June 15, 2052	Level 2	499.8	488.2	499.7	464.7

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the six months ended June 30, 2023.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued and Other Liabilities, approximated estimated fair values as of June 30, 2023 and December 31, 2022.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts	$217.8	$231.5
Diesel fuel contracts	4.0 gallons	5.0 gallons
Commodities contracts	12.2 pounds	26.8 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1.6	$1.6
Equity derivatives	$20.6	$22.5

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and six months ended June 30, 2023.

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

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$19.5
Inventory	25.4
Other current assets	1.2
Property, plant and equipment	0.4
Trade name	400.0
Other intangible assets	71.9
Goodwill	156.1
Accounts payable, accrued and other liabilities	(1.1)
Deferred and Other Long-term Liabilities	(1.4)
Deferred income taxes	(117.2)
Business acquisition liabilities - long-term	(8.0)
Cash purchase price (net of cash acquired)	$546.8

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

11.
Goodwill and Other Intangibles, Net

The Company has intangible assets of substantial value on its condensed consolidated balance sheet. These intangible assets are generally related to intangible assets with a useful life, indefinite-lived trade names and goodwill. The Company determines whether an intangible asset (other than goodwill) has a useful life based on multiple factors, including how long the Company intends to generate cash flows from the asset. These intangible assets are more fully explained in the following sections.

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	June 30, 2023				December 31, 2022
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade Names	$1,385.3	$(364.0)	$1,021.3	3-20	$1,785.8	$(406.2)	$(319.0)	$1,060.6
Customer Relationships	644.9	(356.5)	288.4	15-20	723.4	(358.9)	(59.3)	305.2
Patents/Formulas	208.3	(110.0)	98.3	4-20	251.7	(114.6)	(32.7)	104.4
Total	$2,238.5	$(830.5)	$1,408.0		$2,760.9	$(879.7)	$(411.0)	$1,470.2

Intangible amortization expense was $31.1 and $29.3 for the second quarter of 2023 and 2022, respectively. Intangible amortization expense amounted to $62.2 and $58.8 for the first six months of 2023 and 2022, respectively. The Company estimates that intangible amortization expense will be approximately $124.0 in 2023 and approximately $123.0 to $94.0 annually over the next five years.

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

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	June 30,	December 31,
	2023	2022
Trade Names	$1,961.8	$1,961.4

The Company’s indefinite lived intangible impairment review is completed in the fourth quarter of each year.

Fair value for indefinite-lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The key assumptions used in determining fair value are sales growth, profitability margins, tax rates, discount rates and royalty rates. The Company determined that the fair value of all indefinite lived intangible assets for each of the years in the three-year period ended December 31, 2022 exceeded their respective carrying values based upon the forecasted cash flows and profitability.

In recent years the Company’s global TROJAN® business, specifically the condom category, has not grown and competition has increased. In addition, profitability was negatively impacted by inflation throughout 2022, resulting in higher input costs and discount rates, and supply shortages for packaging materials. As a result, the TROJAN business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the TROJAN trade name. The carrying value of the TROJAN trade name is $176.4 and fair value exceeded carrying value by 46% as of October 1, 2022. The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include discount rates of 8.0% in the U.S. and 9.5% internationally, revenue assumptions based on recent trends adjusted for management’s estimates of the success of its growth strategies and the impact of improvement in the supply chain, and an average royalty rate of approximately 10%. While management has implemented strategies to address the risk, including lowering production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the TROJAN trade name, the company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global TROJAN® business has not substantially changed since the Company's last impairment test.

The Company’s global WATERPIK business has recently experienced a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name is $644.7 and fair value exceeded carrying value by 7% as of October 1, 2022. The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include a discount rate of 8.4%, revenue growth rates between 0% and 6% and EBITA margins between 18% and 21%. These assumptions are based on current market conditions, recent trends and management’s expectation of the success of initiatives to lower costs (including tariffs) and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the WATERPIK trade name, the company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global WATERPIK business has not substantially changed since the Company's last impairment test.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2022	$2,056.4	$234.4	$136.0	$2,426.8
Hero working capital adjustment	3.5	0.0	0.0	3.5
Balance at June 30, 2023	$2,059.9	$234.4	$136.0	$2,430.3

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2023, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

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

A summary of the Company’s lease information is as follows:

		June 30,	December 31,
	Classification	2023	2022
Assets
Right of use assets	Other Assets	$156.3	$162.6

Liabilities
Current lease liabilities	Accrued and other liabilities	$23.1	$21.9
Long-term lease liabilities	Deferred and Other Long-term Liabilities	145.9	151.9
Total lease liabilities		$169.0	$173.8

Other information
Weighted-average remaining lease term (years)		8.5	8.9
Weighted-average discount rate		4.5%	4.4%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Statement of Income
Lease cost(1)	$7.9	$7.5	$15.6	$15.4

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$4.1	$15.8	$5.1	$17.3
Cash paid for amounts included in the measurement of lease liabilities	$7.9	$8.0	$15.5	$15.5
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first six months of 2023 and 2022 was $11.9 and $12.1, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In June 2022, the Company amended its contract at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.2 recorded in the second quarter of 2022.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2023	$15.1
2024	30.0
2025	28.2
2026	19.9
2027	18.8
2028 and thereafter	94.9
Total future minimum lease commitments	206.9
Less: Imputed interest	(37.9)
Present value of lease liabilities	$169.0

13.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Trade accounts payable	$677.7	$666.7
Accrued marketing and promotion costs	225.3	234.4
Accrued wages and related benefit costs	78.1	66.8
Other accrued current liabilities	129.0	134.9
Total	$1,110.1	$1,102.8

In 2015, the Company initiated a Supply Chain Finance program (“SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company for early payment. Participating suppliers negotiate their receivables sales arrangements directly with a third party. The Company is not party to those agreements and do not have an economic interest in the suppliers' decisions to sell their receivables and has not been required to pledge any assets as security nor to provide any guarantee to third-party finance providers or intermediaries. The SCF Program may allow suppliers to obtain more favorable terms than they could secure on their own. The terms of the Company's payment obligations are not impacted by a supplier’s participation in the SCF Program. The Company's payment terms with suppliers are consistent between suppliers that elect to participate in the SCF Program and those that do not participate. As a result, the program does not have an impact to the Company's average days outstanding.

As of June 30, 2023, the obligations outstanding related to the SCF program amount to $83.2, recorded within Accounts Payable in the Condensed Consolidated Balance Sheets and $183.9 payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2023	2022
Short-term borrowings
Commercial paper issuances	$0.0	$70.6
Various debt due to international banks	4.0	3.4
Total short-term borrowings	$4.0	$74.0

Long-term debt
Term loan due December 22, 2024	$200.0	$400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.7)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.9)	(0.9)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.3)	(2.4)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.2)	(0.3)
Debt issuance costs, net	(19.8)	(21.0)
Net long-term debt	$2,400.9	$2,599.5

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(14.5)	2.5	46.2	34.2
Amounts reclassified to consolidated statement of income (a) (b)	0.0	0.0	(0.3)	(0.3)
Tax benefit (expense)	0.0	(0.6)	(12.2)	(12.8)
Other comprehensive income (loss)	(14.5)	1.9	33.7	21.1
Balance at June 30, 2022	$(44.7)	$1.3	$(3.7)	$(47.1)

Balance at December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	5.7	2.0	(3.9)	3.8
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(3.7)	(3.7)
Tax benefit (expense)	0.0	(0.5)	1.9	1.4
Other comprehensive income (loss)	5.7	1.5	(5.7)	1.5
Balance at June 30, 2023	$(40.7)	$3.2	$9.7	$(27.8)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a gain of $2.8 and a loss of $0.1 to the condensed consolidated statements of income during the three months ended June 30, 2023 and 2022, respectively.

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

b. As of June 30, 2023, the Company had commitments of approximately $363.4. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2023, the Company had various guarantees and letters of credit totaling $6.4.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Purchases by Company	$7.6	$6.7	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.6	$0.3
Outstanding Accounts Receivable	$0.4	$0.6	$1.4	$1.0
Outstanding Accounts Payable	$1.6	$1.9	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.1	$1.1	$1.0	$1.0

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

The Corporate segment income consists of equity in earnings of affiliates. As of June 30, 2023, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaled $2.0 and $3.9 for the three months ended June 30, 2023 and 2022, respectively, and $6.4 and $6.3 for the six months ended June 30, 2023 and 2022, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2023	$1,128.2	$241.9	$84.1	$0.0	$1,454.2
Second Quarter 2022	1,004.7	230.5	89.9	0.0	1,325.1
First Six Months of 2023	$2,245.1	$472.5	$166.4	$0.0	$2,884.0
First Six Months of 2022	1,999.8	445.1	177.4	0.0	2,622.3

Income before Income Taxes(2)
Second Quarter 2023	$230.7	$27.5	$9.2	$2.0	$269.4
Second Quarter 2022	201.7	28.5	12.4	3.9	246.5
First Six Months of 2023	$459.4	$56.4	$16.0	$6.4	$538.2
First Six Months of 2022	424.4	58.1	23.9	6.3	512.7

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.4 and $3.8 for the three months ended June 30, 2023 and June 30, 2022, respectively, and were $7.0 and $8.6 for the six months ended June 30, 2023 and June 30, 2022, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
The Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2023 and June 30, 2022.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Household Products	$619.2	$572.8	$1,220.8	$1,093.3
Personal Care Products	509.0	431.9	1,024.3	906.5
Total Consumer Domestic	1,128.2	1,004.7	2,245.1	1,999.8
Total Consumer International	241.9	230.5	472.5	445.1
Total SPD	84.1	89.9	166.4	177.4
Total Consolidated Net Sales	$1,454.2	$1,325.1	$2,884.0	$2,622.3

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

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Supply Chain, Inflation, Labor, Consumer Demand and Competition

Significant broad-based cost inflation and higher interest rates continue to affect input costs and consumer demand for our discretionary products. To attempt to offset some of these cost pressures, we have enacted, and continue to evaluate, price increases in certain categories. While conditions are improving and we expect pricing and productivity to offset inflation in the near term, we expect some raw material and labor shortages and input cost inflation to continue.

Inflation and recessionary concerns are driving a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, as consumers reduce spending in these categories and shift to lower cost alternatives. Most notably, a growing number of water flosser consumers have switched to more value-branded products. To address these demand shifts, we are taking steps to better manage production schedules and inventory levels for those products along with increasing promotional activities and marketing spend, as well as continuing efforts to develop lower cost water flosser alternatives. Our portfolio being comprised of 40% value products and our low exposure to private label should help us mitigate against a potential recessionary environment.

In our vitamin business, we have experienced residual impacts from previous vitamin-specific supply chain challenges that, in some cases, have resulted in reduced shelf space at certain retailers.

In addition, our Specialty Products business has been negatively impacted by the entrance of new foreign competition in the United States dairy market. We expect that low-priced imports will continue to enter the market.

For additional discussion of how we are addressing decreased consumer demand for discretionary brands, as well as lower growth and increased competition in the vitamin category, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Looking forward, the impact that these challenges will continue to have on our operational and financial performance will depend on future developments, including inflationary impacts, retail customers' acceptance of all or a portion of any price increases, the spread and severity of new COVID-19 variants, and the long-term impact of vaccines. Additionally, we may be impacted by our ability to recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy in general. The impact of any of these potential future developments are uncertain and difficult to predict considering the rapidly evolving landscape.

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

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2023	Prior Year	June 30, 2022
Net Sales	$1,454.2	9.7%	$1,325.1
Gross Profit	$638.9	17.2%	$545.3
Gross Margin	43.9%	270 basis points	41.2%
Marketing Expenses	$132.2	28.5%	$102.9
Percent of Net Sales	9.1%	130 basis points	7.8%
Selling, General & Administrative Expenses	$213.1	17.9%	$180.8
Percent of Net Sales	14.6%	100 basis points	13.6%
Income from Operations	$293.6	12.2%	$261.6
Operating Margin	20.2%	40 basis points	19.8%
Net income per share - Diluted	$0.89	17.1%	$0.76

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2023	Prior Year	June 30, 2022
Net Sales	$2,884.0	10.0%	$2,622.3
Gross Profit	$1,260.9	14.9%	$1,097.8
Gross Margin	43.7%	180 basis points	41.9%
Marketing Expenses	$254.5	24.3%	$204.8
Percent of Net Sales	8.8%	100 basis points	7.8%
Selling, General & Administrative Expenses	$420.9	20.0%	$350.7
Percent of Net Sales	14.6%	120 basis points	13.4%
Income from Operations	$585.5	8.0%	$542.3
Operating Margin	20.3%	-40 basis points	20.7%
Net income per share - Diluted	$1.72	8.2%	$1.59

Diluted Net Income per share was $0.89 in the second quarter of 2023 as compared to $0.76 in the second quarter of 2022. Diluted Net Income per share was $1.72 in the first six months of 2023 as compared to $1.59 in the same period in 2022.

Net Sales

Net sales for the quarter ended June 30, 2023 were $1,454.2, an increase of $129.1 or 9.7% as compared to the same period in 2022. Net sales for the six months ended June 30, 2023 were $2,884.0, an increase of $261.7 or 10.0% over the comparable six month period of 2022. The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2023	2023
Product volumes sold	(0.4%)	(0.2%)
Pricing/Product mix	5.8%	5.8%
Foreign exchange rate fluctuations	(0.2%)	(0.4%)
Acquired product lines (1)	4.5%	4.8%
Net Sales increase	9.7%	10.0%

(1)
On October 13, 2022, we completed the Hero Acquisition. Hero is included in our results since the date of acquisition.

For both the three and six months ended June 30, 2023, the volume change reflects increased product unit sales in the Consumer International segment, offset by decreased product unit sales in the Consumer Domestic and the SPD segments. For both the three and six months ended June 30, 2023, price/mix was favorable in the Consumer Domestic and Consumer International segments partially offset by the SPD segment.

Gross Profit / Gross Margin

Our gross profit was $638.9 for the three months ended June 30, 2023, a $93.6 increase as compared to the same period in 2022. Gross margin increased 270 basis points (“bps”) in the second quarter of 2023 compared to the same period in 2022, due to favorable price/mix/volume of 280 bps, the impact of productivity programs of 160 bps, business acquisition mix benefits of 120 bps, lower transportation costs of 110 bps, and favorable foreign exchange of 10 bps, offset by the impact of higher manufacturing costs, including labor, of 310 bps, and higher commodities of 100 bps. Gross profit was $1,260.9 for the six months ended June 30, 2023, a $163.1 increase compared to the same period in 2022. Gross margin increased 180 bps in the first six months of 2023 compared to the same period in 2022, due to favorable price/mix/volume of 210 bps, the impact of productivity programs of 160 bps, business acquisition mix benefits of 120 bps, lower transportation costs of 90 bps, and favorable foreign exchange of 10 bps, offset by the impact of higher manufacturing costs, including labor of 330 bps, and higher commodities of 80 bps.

Operating Expenses

Marketing expenses for the three months ended June 30, 2023 were $132.2, an increase of $29.3 or 28.5% as compared to the same period in 2022. Marketing expenses as a percentage of net sales in the second quarter of 2023 increased by 130 bps to 9.1% as compared to 7.8% in the same period in 2022 due to 200 bps on higher expense, as we increased marketing spend as fill rates improved, offset by 70 bps of leverage on higher net sales. Marketing expenses for the six months ended June 30, 2023 were $254.5, an increase of $49.7 or 24.3% as compared to the same period in 2022. Marketing expenses as a percentage of net sales for the first six months of 2023 increased by 100 bps to 8.8% as compared to 7.8% in the same period in 2022 due to 170 bps on higher expense, as we increased marketing spend as fill rates improved, offset by 70 bps of leverage on higher net sales.

SG&A expenses were $213.1 in the second quarter of 2023, an increase of $32.3 or 17.9% as compared to the same period in 2022. SG&A as a percentage of net sales increased 100 bps to 14.6% in the second quarter of 2023 as compared to 13.6% in the same period in 2022. The increase is due to 220 bps on higher expenses, primarily due to the HERO acquisition, higher incentive compensation costs as well as new product and technology investments, offset by 120 bps of leverage associated with higher sales. SG&A expenses for the first six months of 2023 were $420.9, an increase of $70.2 or 20.0% as compared to the same period in 2022. SG&A as a percentage of net sales increased 120 bps to 14.6% in the first six months of 2023 compared to 13.4% in 2022 due to 240 bps on higher expenses, primarily due to the HERO acquisition, higher incentive compensation costs as well as new product and technology investments, offset by 120 bps of leverage associated with higher sales.

Other (income) expense, net was nominal for the three and six months ended June 30, 2023 and 2022.

Interest expense for the three and six months ended June 30, 2023 increased $8.6 and $20.8 to $27.9 and $56.7, respectively, as compared to the same periods in 2022, primarily due to higher average interest rates on outstanding debt.

Income Taxes

The effective tax rate for the three months ended June 30, 2023 was 17.9%, compared to 24.1% in the same period in 2022.

The effective tax rate for the six months ended June 30, 2023 was 21.1%, compared to 23.6% in the same period in 2022.

The decrease in the tax rate for both periods is primarily due to the tax benefit on higher stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates. As of June 30, 2023, we held 50% ownership interests in each of Armand and ArmaKleen, respectively. Our equity in earnings of Armand and ArmaKleen, totaling $2.0 and $3.9 for the three months ended June 30, 2023 and 2022, respectively, and $6.4 and $6.3 for the six months ended June 30, 2023 and 2022, respectively, are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and six months ended June 30, 2023 and June 30, 2022 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2023	$1,128.2	$241.9	$84.1	$0.0	$1,454.2
Second Quarter 2022	1,004.7	230.5	89.9	0.0	1,325.1
First Six Months of 2023	$2,245.1	$472.5	$166.4	$0.0	$2,884.0
First Six Months of 2022	1,999.8	445.1	177.4	0.0	2,622.3

Income before Income Taxes(2)
Second Quarter 2023	$230.7	$27.5	$9.2	$2.0	$269.4
Second Quarter 2022	201.7	28.5	12.4	3.9	246.5
First Six Months of 2023	$459.4	$56.4	$16.0	$6.4	$538.2
First Six Months of 2022	424.4	58.1	23.9	6.3	512.7

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $3.4 and $3.8 for the three months ended June 30, 2023 and June 30, 2022, respectively, and were $7.0 and $8.6 for the six months ended June 30, 2023 and June 30, 2022, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2023 and June 30, 2022.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Household Products	$619.2	$572.8	$1,220.8	$1,093.3
Personal Care Products	509.0	431.9	1,024.3	906.5
Total Consumer Domestic	1,128.2	1,004.7	2,245.1	1,999.8
Total Consumer International	241.9	230.5	472.5	445.1
Total SPD	84.1	89.9	166.4	177.4
Total Consolidated Net Sales	$1,454.2	$1,325.1	$2,884.0	$2,622.3

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2023 were $1,128.2, an increase of $123.5 or 12.3% as compared to the same period in 2022. Consumer Domestic net sales for the six months ended June 30, 2023 were $2,245.1, an increase of $245.3 or 12.3% as compared to the same period in 2022. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2023	2023
Product volumes sold	(0.2%)	(0.6%)
Pricing/Product mix	6.5%	6.5%
Acquired product lines (1)	6.0%	6.4%
Net Sales increase	12.3%	12.3%

(1)
Hero is included in our results since the date of acquisition.

The increase in net sales for the three months ended June 30, 2023, reflects the impact of the HERO acquisition, and the impact of higher sales of THERABREATH® mouth wash, ARM & HAMMER® Cat Litter, ARM & HAMMER® Liquid Detergent, and ARM & HAMMER® unit dose laundry detergent partially offset by declines in FINISHING TOUCH FLAWLESS® Hair Removal Products, WATERPIK® Shower Heads and FIRST RESPONSE®. The increase in net sales for the six-month period ending June 30, 2023, reflects the impact of the HERO acquisition, and the impact of higher sales of THERABREATH® mouth wash, ARM & HAMMER® Liquid Detergent, ARM & HAMMER® Cat Litter, and BATISTE® Dry Shampoo partially offset by declines in WATERPIK® Shower Heads, VITAFUSION® and L’IL CRITTERS® gummy vitamins, and FINISHING TOUCH FLAWLESS® Hair Removal Products.

Consumer Domestic income before income taxes for the second quarter of 2023 was $230.7, a $29.0 increase as compared to the second quarter of 2022. The increase is due primarily to favorable price/mix of $66.6 and the gross margin benefit of higher sales volumes related to the HERO acquisition of $34.6, offset by higher marketing expenses of $30.5, higher SG&A expenses of $30.2, higher interest and other expenses of $6.9 and higher manufacturing and distribution expenses of $4.6. For the six-month period ended June 30, 2023, income before income taxes was $459.4, a $35.0 increase as compared to the first six months of 2022. The increase is due primarily to favorable price/mix of $122.3 and the gross margin benefit of higher sales volumes related to the HERO acquisition of $61.4, offset by higher SG&A expenses of $66.2, higher marketing expenses of $49.7, higher interest and other expenses of $16.7 and higher manufacturing and distribution expenses of $16.2.

Consumer International

Consumer International net sales were $241.9 in the second quarter of 2023, an increase of $11.4 or 4.9% as compared to the same period in 2022. Consumer International net sales in the first six months of 2023 were $472.5, an increase of $27.4 or 6.2% as compared to the same period in 2022. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2023	2023
Product volumes sold	0.6%	3.6%
Pricing/Product mix	5.5%	5.3%
Foreign exchange rate fluctuations	(1.2%)	(2.7%)
Net Sales increase	4.9%	6.2%

Excluding the impact of foreign exchange rates, sales growth in the second quarter ended June 30, 2023 is driven by WATERPIK, THERABREATH, and BATISTE in GMG, BATISTE and STERIMAR in Europe, BATISTE and OXICLEAN in Canada, and STERIMAR, A&H DENTAL CARE, and BAKING SODA in Mexico. The increase in net sales for the six-month period ending June 30,2023, is driven by BATISTE, THERABREATH, FEMFRESH, and OXICLEAN in GMG, BATISTE, GRAVOL, THERABREATH, and OXICLEAN in Canada, BATISTE and STERIMAR in Europe, and STERIMAR and A&H Dental CARE in Mexico.

Consumer International income before income taxes was $27.5 in the second quarter of 2023, a $1.0 decrease as compared to the second quarter of 2022. Higher manufacturing and commodity costs of $9.8, higher SG&A expenses of $4.2, higher interest and other expenses of $0.5 and unfavorable foreign exchange rates of $0.1, were offset by a favorable price/mix of $12.2, the impact of higher sales volumes of $0.7 and lower marketing expenses of $0.6. For the first six months of 2023, income before income taxes was $56.4, an $1.7 decrease as compared to the same period in 2022. Higher manufacturing and commodity costs of $20.9, higher SG&A expenses of $6.5, unfavorable foreign exchange rates of $1.7, higher interest and other expenses of $1.2 and higher marketing expenses of $0.1, were offset by a favorable price/mix of $21.2 and the impact of higher sales volumes of $7.5.

Specialty Products (“SPD”)

SPD net sales were $84.1 in the second quarter of 2023, a decrease of $5.8 or 6.5% as compared to the same period in 2022. SPD net sales were $166.4 for the first six months of 2023, a decrease of $11.0, or 6.2% as compared to the same period in 2022. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2023	2023
Product volumes sold	(4.2%)	(5.8%)
Pricing/Product mix	(2.3%)	(0.4%)
Net Sales decrease	(6.5%)	(6.2%)

Net sales decreased in the three and six months ended June 30, 2023 primarily due to competitive imports within our domestic dairy business.

SPD income before income taxes was $9.2 in the second quarter of 2023, a decrease of $3.2 as compared to the same period in 2022 due to unfavorable price/product mix of $2.1, higher SG&A expenses and other expenses of $2.1, and lower volumes of $1.1, partially offset by favorable manufacturing costs of $1.4, and lower marketing costs of $0.6. SPD income before income taxes was $16.0 in the first six months of 2023, a decrease of $7.9 as compared to the same period in 2022 due primarily to higher SG&A and other costs of $4.7, lower volumes of $3.0, unfavorable price/mix of $0.7, partially offset by favorable manufacturing costs of $0.5.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and six months of 2023 and 2022. The Corporate segment income before income taxes was $2.0 in the second quarter of 2023, as compared to $3.9 in the same period in 2022. The Corporate segment income before income taxes was $6.4 for the first six months of 2023, as compared to $6.3 in the same period in 2022.

Liquidity and Capital Resources

On June 16, 2022, we entered into a credit agreement (the “Credit Agreement”) that provides for our $1,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on June 16, 2027, unless extended. The Credit Agreement replaced our prior credit agreement that was entered into on March 29, 2018 which included a $1,000.0 unsecured revolving credit facility maturing on March 29, 2024. We have the ability to increase our borrowing up to an additional $750.0, subject to lender commitments and certain conditions as described in the Credit Agreement. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,500.0 commercial paper program.

As of June 30, 2023, we had $396.9 in cash and cash equivalents, and approximately $1,495.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

In the first quarter of 2023, we repaid $200.0 of our $400.0 Term Loan due December 22, 2024 with cash on hand and commercial paper borrowings.

The current economic environment presents risks that could have adverse consequences for our liquidity. See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Form 10-K. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the requirements under the Credit Agreement.

On October 28, 2021, the Board authorized a share repurchase program, under which we may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As of June 30, 2023, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program.

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

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2023	2022
Net cash provided by operating activities	$509.2	$310.4
Net cash used in investing activities	$(69.2)	$(39.8)
Net cash used in financing activities	$(315.4)	$132.2

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the six months ended June 30, 2023 increased by $198.8 to $509.2 as compared to $310.4 in the same period in 2022 due to an improvement in working capital and an increase in cash earnings (net income adjusted for non-cash items) including the impact of recent acquisitions. The improvement in working capital is primarily related to lower investment in inventory for our discretionary brands. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended June 30, 2023 and 2022:

	As of
	June 30, 2023	June 30, 2022	Change
Days of sales outstanding in accounts receivable ("DSO")	28	27	1
Days of inventory outstanding ("DIO")	73	73	0
Days of accounts payable outstanding ("DPO")	73	76	3
Cash conversion cycle	28	24	4

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased four days from the prior year. The decrease in DPO is a result of the timing of inventory purchase for most of our brands and a reduction in inventory purchases related to our discretionary brands. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2023 was $69.2, primarily reflecting $63.2 for property, plant and equipment additions. Net cash used in investing activities during the first six months of 2022 was $39.8, primarily reflecting $38.8 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2023 was $315.4 reflecting $270.6 of net debt payments and $133.0 of cash dividend payments, partially offset by $88.3 of proceeds from stock option exercises. Net cash provided by financing activities during the first six months of 2022 was $132.2 reflecting $250.3 of net debt borrowings, and $16.9 of proceeds from stock option exercises, less $127.4 of cash dividend payments and $7.6 of deferred financing costs.

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

During the second quarter of 2023 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the second quarter of 2023, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As a result of the Company’s stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
4/1/2023 to 4/30/2023	391	$83.63	-	$729,727,297
5/1/2023 to 5/31/2023	381	94.79	-	$729,727,297
6/1/2023 to 6/30/2023	438	94.10	-	$729,727,297
Total	1,210	$90.93	-

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	July 28, 2023	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	July 28, 2023	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)