Form 10-Q
period 2023-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2023-11-03
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 1, 2023 there were 246,381,732 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	32

1A.	Risk Factors	33

2.	Unregistered Sales of Equity Securities Use of Proceeds and Issuer Purchases of Equity Securities	34

5.	Other Information	34

6.	Exhibits	35

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net Sales	$1,455.9	$1,317.3	$4,339.9	$3,939.6
Cost of sales	809.6	767.6	2,432.7	2,292.1
Gross Profit	646.3	549.7	1,907.2	1,647.5
Marketing expenses	167.8	140.7	422.3	345.5
Selling, general and administrative expenses	222.7	155.1	643.6	505.8
Income from Operations	255.8	253.9	841.3	796.2
Equity in earnings of affiliates	1.7	3.7	8.1	10.0
Other income (expense), net	3.7	0.6	6.7	0.6
Interest expense	(27.2)	(23.7)	(83.9)	(59.6)
Income before Income Taxes	234.0	234.5	772.2	747.2
Income taxes	56.5	47.4	170.3	168.6
Net Income	$177.5	$187.1	$601.9	$578.6

Weighted average shares outstanding - Basic	246.0	242.8	244.9	242.7
Weighted average shares outstanding - Diluted	248.7	246.0	247.8	246.4
Net income per share - Basic	$0.72	$0.77	$2.46	$2.38
Net income per share - Diluted	$0.71	$0.76	$2.43	$2.35
Cash dividends per share	$0.27	$0.26	$0.82	$0.79

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net Income	$177.5	$187.1	$601.9	$578.6
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(6.4)	(13.3)	(0.7)	(27.8)
Defined benefit plan adjustments gain (loss)	1.3	0.0	2.8	1.9
Income (loss) from derivative agreements	3.5	14.3	(2.2)	48.0
Other comprehensive income (loss)	(1.6)	1.0	(0.1)	22.1
Comprehensive income	$175.9	$188.1	$601.8	$600.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$573.3	$270.3
Accounts receivable, less allowances of $7.6 and $3.5	460.9	422.0
Inventories	671.7	646.6
Other current assets	38.7	57.0
Total Current Assets	1,744.6	1,395.9

Property, Plant and Equipment, Net	862.4	761.1
Equity Investment in Affiliates	13.6	12.7
Trade Names and Other Intangibles, Net	3,338.2	3,431.6
Goodwill	2,431.5	2,426.8
Other Assets	311.9	317.5
Total Assets	$8,702.2	$8,345.6

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$3.8	$74.0
Accounts payable	691.8	666.7
Accrued expenses and other liabilities	485.9	436.1
Income taxes payable	6.9	7.0
Total Current Liabilities	1,188.4	1,183.8

Long-term Debt	2,401.5	2,599.5
Deferred Income Taxes	753.1	757.0
Deferred and Other Long-term Liabilities	270.2	273.4
Business Acquisition Liabilities	38.5	42.0
Total Liabilities	4,651.7	4,855.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of September 30, 2023 and December 31, 2022	293.7	293.7
Additional paid-in capital	441.4	366.2
Retained earnings	5,925.9	5,524.6
Accumulated other comprehensive loss	(29.4)	(29.3)
Common stock in treasury, at cost: 47,369,452 shares as of September 30, 2023 and 49,814,106 shares as of December 31, 2022	(2,581.1)	(2,665.3)
Total Stockholders' Equity	4,050.5	3,489.9
Total Liabilities and Stockholders' Equity	$8,702.2	$8,345.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flow From Operating Activities
Net Income	$601.9	$578.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	52.8	50.1
Amortization expense	114.1	110.5
Deferred income taxes	(6.0)	(12.7)
Equity in net earnings of affiliates	(8.1)	(10.0)
Distributions from unconsolidated affiliates	7.2	7.2
Non-cash compensation expense	51.5	22.0
Other	1.9	(1.5)
Change in assets and liabilities:
Accounts receivable	(37.4)	(1.7)
Inventories	(24.5)	(152.7)
Other current assets	11.2	4.7
Accounts payable, accrued and other liabilities	32.0	(56.0)
Income taxes payable	9.3	16.5
Other operating assets and liabilities, net	(10.8)	(20.9)
Net Cash Provided By Operating Activities	795.1	534.1
Cash Flow From Investing Activities
Additions to property, plant and equipment	(121.5)	(98.1)
Other	(6.9)	(2.6)
Net Cash Used In Investing Activities	(128.4)	(100.7)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	499.8
Long-term debt (repayments)	(200.0)	(300.0)
Short-term debt (repayments), net of borrowings	(70.6)	(249.5)
Proceeds from stock options exercised	107.6	22.4
Payment of cash dividends	(199.9)	(191.2)
Deferred financing and other	(0.1)	(7.5)
Net Cash Provided By (Used In) Financing Activities	(363.0)	(226.0)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(10.4)
Net Change In Cash and Cash Equivalents	303.0	197.0
Cash and Cash Equivalents at Beginning of Period	270.3	240.6
Cash and Cash Equivalents at End of Period	$573.3	$437.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash paid during the period for:
Interest (net of amounts capitalized)	$77.0	$54.0
Income taxes	$167.0	$165.5
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$47.1	$34.4

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY-CONTINUED

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	203.2	0.0	0.0	203.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.1	0.0	3.1
Cash dividends	0.0	0.0	0.0	0.0	(66.3)	0.0	0.0	(66.3)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.8	(0.3)	0.0	10.3	37.8
March 31, 2023	293.7	(49.5)	$293.7	$394.0	$5,661.2	$(26.2)	$(2,655.0)	$3,667.7
Net income	0.0	0.0	0.0	0.0	221.2	0.0	0.0	221.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Cash dividends	0.0	0.0	0.0	0.0	(66.7)	0.0	0.0	(66.7)
Stock based compensation expense and stock option plan transactions	0.0	1.8	0.0	28.6	(0.4)	0.0	62.2	90.4
June 30, 2023	293.7	(47.7)	$293.7	$422.6	$5,815.3	$(27.8)	$(2,592.8)	$3,911.0
Net income	0.0	0.0	0.0	0.0	177.5	0.0	0.0	177.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Cash dividends	0.0	0.0	0.0	0.0	(66.9)	0.0	0.0	(66.9)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	18.8	0.0	0.0	11.7	30.5
September 30, 2023	293.7	(47.4)	$293.7	$441.4	$5,925.9	$(29.4)	$(2,581.1)	$4,050.5

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

The Company incurred research and development expenses in the third quarter of 2023 and 2022 of $30.3 and $29.2, respectively. The Company incurred research and development expenses in the first nine months of 2023 and 2022 of $87.2 and $80.9, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.
Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
Raw materials and supplies	$139.3	$149.5
Work in process	37.3	46.8
Finished goods	495.1	450.3
Total	$671.7	$646.6

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2023	2022
Land	$28.2	$28.1
Buildings and improvements	308.0	299.1
Machinery and equipment	885.2	856.5
Software	117.5	109.1
Office equipment and other assets	105.1	96.9
Construction in progress	305.7	211.5
Gross PP&E	1,749.7	1,601.2
Less accumulated depreciation and amortization	887.3	840.1
Net PP&E	$862.4	$761.1

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Depreciation expense on PP&E	$18.2	$16.7	$52.8	$50.1

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	246.0	242.8	244.9	242.7
Dilutive effect of stock options	2.7	3.2	2.9	3.7
Weighted average common shares outstanding - diluted	248.7	246.0	247.8	246.4
Antidilutive stock options outstanding	2.5	3.0	2.6	3.0

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

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2022	11.9	$62.64
Granted	1.0	83.61
Exercised	(2.4)	44.53
Cancelled	(0.2)	81.21
Outstanding at September 30, 2023	10.3	$68.62	6.0	$238.7
Exercisable at September 30, 2023	6.5	$58.98	4.6	$211.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Intrinsic Value of Stock Options Exercised	$14.2	$3.3	$121.9	$29.6
Stock Compensation Expense Related to Stock Option Awards	$3.8	$4.1	$22.7	$21.6
Issued Stock Options	0.0	0.0	1.0	1.5
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$24.05	$21.48
Fair Value of Stock Options Issued	$0.0	$0.0	$24.8	$32.7

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Risk-free interest rate	N/A	N/A	4.0%	2.9%
Expected life in years	N/A	N/A	7.3	7.1
Expected volatility	N/A	N/A	22.4%	21.7%
Dividend yield	N/A	N/A	1.3%	1.2%

Restricted Stock Units

The Company updated its LTIP in the first quarter of 2023 to add RSUs to its annual employee compensation program. As a result of this update, the Company granted employees 119,570 RSUs with a total fair value of $10.3 at a weighted average grant date fair value of $86.18 per RSU during the nine months ended September 30, 2023. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 10), 854,882 shares of restricted stock were issued in October 2022 with a total fair value of $61.5. The restricted stock will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who received the restricted stock and will continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition.

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

7.
Share Repurchases

On October 28, 2021, the Board authorized a share repurchase program, under which the Company had initial availability to repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As a result of the Company’s stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2023.

There have been no stock repurchases in 2023.

8.
Fair Value Measurements

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$460.8	$460.8	$153.9	$153.9
Financial Liabilities:
Short-term borrowings	Level 2	3.8	3.8	74.0	74.0
Term loan due December 22, 2024	Level 2	200.0	200.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	393.7	424.8	397.3
2.3% Senior notes due December 15, 2031	Level 2	399.3	315.6	399.3	321.3
5.6% Senior notes due November 15, 2032	Level 2	499.2	500.3	499.1	518.9
3.95% Senior notes due August 1, 2047	Level 2	397.7	300.6	397.6	316.7
5.00% Senior notes due June 15, 2052	Level 2	499.8	439.6	499.7	464.7

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2023.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of September 30, 2023 and December 31, 2022.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts	$213.1	$231.5
Diesel fuel contracts	2.0 gallons	5.0 gallons
Commodities contracts	39.4 pounds	26.8 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1.6	$1.6
Equity derivatives	$21.4	$22.5

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2023.

10.
Acquisitions

On October 13, 2022, the Company acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the HERO® brand which includes the MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). The Company paid $546.8, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 for five years to satisfy certain indemnification obligations, if necessary. The Company also issued $61.5 of restricted stock which will be recognized as compensation expense as the vesting requirements for individuals who received the restricted stock, and will continue to be employed by the Company, are satisfied. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. Hero’s annual net sales for the year ended December 31, 2022 were approximately $179.0. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. In the first quarter of 2023, the Company made a net cash payment of $3.5 primarily associated with final working capital adjustments. In the third quarter of 2023, the Company completed its determination of the acquired tax position of Hero Cosmetics Inc. resulting in a $1.3 adjustment to increase goodwill.

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	September 30, 2023				December 31, 2022
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade Names	$1,384.8	$(383.2)	$1,001.6	3-20	$1,785.8	$(406.2)	$(319.0)	$1,060.6
Customer Relationships	644.9	(364.9)	280.0	15-20	723.4	(358.9)	(59.3)	305.2
Patents/Formulas	208.3	(113.1)	95.2	4-20	251.7	(114.6)	(32.7)	104.4
Total	$2,238.0	$(861.2)	$1,376.8		$2,760.9	$(879.7)	$(411.0)	$1,470.2

Intangible amortization expense was $31.1 and $29.3 for the third quarter of 2023 and 2022, respectively. Intangible amortization expense amounted to $93.3 and $88.1 for the first nine months of 2023 and 2022, respectively. The Company estimates that intangible amortization expense will be approximately $124.0 in 2023 and approximately $123.0 to $94.0 annually over the next five years.

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

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	September 30,	December 31,
	2023	2022
Trade Names	$1,961.4	$1,961.4

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

In recent years the Company’s global TROJAN® business, specifically the condom category, has not grown and competition has increased. In addition, profitability has been negatively impacted by inflation, resulting in higher input costs and discount rates. As a result, the TROJAN business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the TROJAN trade name. The carrying value of the TROJAN trade name is $176.4 and fair value exceeded carrying value by 46% as of October 1, 2022 (the Company's last annual impairment test date). The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include discount rates of 8.0% in the U.S. and 9.5% internationally, revenue assumptions based on recent trends adjusted for management’s estimates of the success of its growth strategies and the impact of improvement in the supply chain, and an average royalty rate of approximately 10%. While management has implemented strategies to address the risk, including lowering production costs, investing in new product ideas, and developing new creative advertising, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the TROJAN trade name, the company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global TROJAN® business has not substantially changed since the Company's last impairment test.

The Company’s global WATERPIK business has recently experienced a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name is $644.7 and fair value exceeded carrying value by 7% as of October 1, 2022 (the Company's last annual impairment test date). The key assumptions used in the projections from the Company’s October 1, 2022 impairment analysis include a discount rate of 8.4%, revenue growth rates between 0% and 6% and Earnings Before Interest Taxes and Amortization ("EBITA") margins between

18% and 21%. These assumptions are based on current market conditions, recent trends and management’s expectation of the success of initiatives to lower costs (including tariffs) and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the WATERPIK trade name, the Company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global WATERPIK business has not substantially changed since the Company's last impairment test.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2022	$2,056.4	$234.4	$136.0	$2,426.8
Hero Acquisition adjustments	4.7	0.0	0.0	4.7
Balance at September 30, 2023	$2,061.1	$234.4	$136.0	$2,431.5

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

A summary of the Company’s lease information is as follows:

		September 30,	December 31,
	Classification	2023	2022
Assets
Right of use assets	Other Assets	$152.1	$162.6

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$23.6	$21.9
Long-term lease liabilities	Deferred and Other Long-term Liabilities	141.4	151.9
Total lease liabilities		$165.0	$173.8

Other information
Weighted-average remaining lease term (years)		8.4	8.9
Weighted-average discount rate		4.5%	4.4%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Statement of Income
Lease cost(1)	$7.9	$7.7	$23.5	$23.1

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$2.2	$9.5	$7.3	$26.8
Cash paid for amounts included in the measurement of lease liabilities	$7.6	$7.8	$23.1	$23.3
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first nine months of 2023 and 2022 was $17.9 and $18.0, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
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

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2023	$7.6
2024	30.5
2025	28.6
2026	20.1
2027	19.0
2028 and thereafter	95.3
Total future minimum lease commitments	201.1
Less: Imputed interest	(36.1)
Present value of lease liabilities	$165.0

13.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Trade accounts payable	$691.8	$666.7
Accrued marketing and promotion costs	232.3	234.4
Accrued wages and related benefit costs	114.8	66.8
Other accrued current liabilities	138.8	134.9
Total	$1,177.7	$1,102.8

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

As of September 30, 2023, the obligations outstanding related to the SCF program amount to $88.6, recorded within Accounts Payable in the condensed consolidated balance sheets and $277.9 payments included in operating activities within the Company's condensed consolidated statements of cash flows.

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2023	2022
Short-term borrowings
Commercial paper issuances	$0.0	$70.6
Various debt due to international banks	3.8	3.4
Total short-term borrowings	$3.8	$74.0

Long-term debt
Term loan due December 22, 2024	$200.0	$400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.7)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.8)	(0.9)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.3)	(2.4)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.2)	(0.3)
Debt issuance costs, net	(19.3)	(21.0)
Net long-term debt	$2,401.5	$2,599.5

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(27.8)	2.5	66.1	40.8
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(1.2)	(1.2)
Tax benefit (expense)	0.0	(0.6)	(16.9)	(17.5)
Other comprehensive income (loss)	(27.8)	1.9	48.0	22.1
Balance at September 30, 2022	$(58.0)	$1.3	$10.6	$(46.1)

Balance at December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	(0.7)	3.8	2.2	5.3
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(5.0)	(5.0)
Tax benefit (expense)	0.0	(1.0)	0.6	(0.4)
Other comprehensive income (loss)	(0.7)	2.8	(2.2)	(0.1)
Balance at September 30, 2023	$(47.1)	$4.5	$13.2	$(29.4)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a gain of $1.3 and a gain of $0.9 to the condensed consolidated statements of income during the three months ended September 30, 2023 and 2022, respectively.

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

b. As of September 30, 2023, the Company had commitments of approximately $338.8. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2023, the Company had various guarantees and letters of credit totaling $6.3.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the "Zicam Acquisition"), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. Any amount that may be due is payable five years from the closing.

In connection with the December 24, 2021 TheraBreath Acquisition, the Company deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing, with the first installment payment of $3.5 expected to be paid on December 24, 2023.

In connection with the October 13, 2022 Hero Acquisition, the Company deferred an additional cash payment of $8.0 to satisfy certain indemnification obligations. Any amount that may be due is payable five years from the closing.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Purchases by Company	$11.7	$10.9	$0.0	$0.0
Sales by Company	$0.0	$0.0	$1.1	$0.6
Outstanding Accounts Receivable	$0.6	$0.5	$0.7	$0.9
Outstanding Accounts Payable	$1.3	$1.6	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.7	$1.7	$1.6	$1.5

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

The Corporate segment income consists of equity in earnings of affiliates. As of September 30, 2023, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaling $1.7 and $3.7 for the three months ended September 30, 2023 and 2022, respectively, and $8.1 and $10.0 for the nine months ended September 30, 2023 and 2022, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2023	$1,133.1	$244.4	$78.4	$0.0	$1,455.9
Third Quarter 2022	1,010.4	219.7	87.2	0.0	1,317.3
First Nine Months of 2023	$3,378.2	$716.9	$244.8	$0.0	$4,339.9
First Nine Months of 2022	3,010.2	664.8	264.6	0.0	3,939.6

Income before Income Taxes(2)
Third Quarter 2023	$203.4	$22.7	$6.2	$1.7	$234.0
Third Quarter 2022	193.9	22.7	14.2	3.7	234.5
First Nine Months of 2023	$662.8	$79.1	$22.2	$8.1	$772.2
First Nine Months of 2022	618.3	80.8	38.1	10.0	747.2

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $4.7 and $3.9 for the three months ended September 30, 2023 and September 30, 2022, respectively, and were $11.7 and $12.5 for the nine months ended September 30, 2023 and September 30, 2022, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
The Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2023 and September 30, 2022.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Household Products	$636.2	$592.3	$1,857.0	$1,685.6
Personal Care Products	496.9	418.1	1,521.2	1,324.6
Total Consumer Domestic	1,133.1	1,010.4	3,378.2	3,010.2
Total Consumer International	244.4	219.7	716.9	664.8
Total SPD	78.4	87.2	244.8	264.6
Total Consolidated Net Sales	$1,455.9	$1,317.3	$4,339.9	$3,939.6

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

We continue to monitor the impact of both inflation and recessionary indicators including the effect of corresponding government actions, such as raising interest rates to counteract inflation, that may negatively impact consumer spending, especially for our discretionary brands, and how these factors will potentially influence future cash flows for the short and long term.

Inflation and recessionary concerns are continuing to drive a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, as consumers reduce spending in these categories and shift to lower cost alternatives. Most notably, a growing number of water flosser consumers have switched to more value-branded products. To address these demand shifts, we are taking steps to better manage production schedules and inventory levels for those products along with increasing promotional activities and marketing spend, as well as continuing efforts to develop lower cost water flosser alternatives.

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

Looking forward, the impact that these challenges will continue to have on our operational and financial performance will depend on future developments, including inflationary impacts, rising interest rates, recessionary concerns, retail customers' acceptance of all or a portion of any price increases, the spread and severity of new COVID-19 variants, and the long-term impact of vaccines. Additionally, we may be impacted by our ability to recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy in general. While we expect that many of these effects will be transitory and that our value-focused portfolio positions us well in inflationary and slowing economic environments, it is impossible to predict their impact.

For additional discussion of how we are addressing decreased consumer demand for discretionary brands, as well as lower growth and increased competition in the vitamin category, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2023	Prior Year	September 30, 2022
Net Sales	$1,455.9	10.5%	$1,317.3
Gross Profit	$646.3	17.6%	$549.7
Gross Margin	44.4%	270 basis points	41.7%
Marketing Expenses	$167.8	19.3%	$140.7
Percent of Net Sales	11.5%	80 basis points	10.7%
Selling, General & Administrative Expenses	$222.7	43.6%	$155.1
Percent of Net Sales	15.3%	360 basis points	11.7%
Income from Operations	$255.8	0.7%	$253.9
Operating Margin	17.6%	-170 basis points	19.3%
Net income per share - Diluted	$0.71	-6.6%	$0.76

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2023	Prior Year	September 30, 2022
Net Sales	$4,339.9	10.2%	$3,939.6
Gross Profit	$1,907.2	15.8%	$1,647.5
Gross Margin	43.9%	210 basis points	41.8%
Marketing Expenses	$422.3	22.2%	$345.5
Percent of Net Sales	9.7%	90 basis points	8.8%
Selling, General & Administrative Expenses	$643.6	27.2%	$505.8
Percent of Net Sales	14.8%	200 basis points	12.8%
Income from Operations	$841.3	5.7%	$796.2
Operating Margin	19.4%	-80 basis points	20.2%
Net income per share - Diluted	$2.43	3.4%	$2.35

Diluted Net Income per share was $0.71 in the third quarter of 2023 as compared to $0.76 in the third quarter of 2022. Diluted Net Income per share was $2.43 in the first nine months of 2023 as compared to $2.35 in the same period in 2022.

Net Sales

Net sales for the quarter ended September 30, 2023 were $1,455.9, an increase of $138.6 or 10.5% as compared to the same period in 2022. Net sales for the nine months ended September 30, 2023 were $4,339.9, an increase of $400.3 or 10.2% over the comparable nine month period of 2022. The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2023	2023
Product volumes sold	2.7%	0.7%
Pricing/Product mix	2.1%	4.6%
Foreign exchange rate fluctuations	0.5%	(0.1)%
Acquired product lines (1)	5.2%	5.0%
Net Sales increase	10.5%	10.2%

(1)
On October 13, 2022, we completed the Hero Acquisition. Hero is included in our results since the date of acquisition.

For both the three and nine months ended September 30, 2023, the volume change reflects increased product unit sales in the Consumer Domestic and Consumer International segments, with volume declines in SPD. For both the three and nine months ended September 30, 2023, price/mix was favorable in the Consumer Domestic and Consumer International segments and unfavorable in SPD.

Gross Profit / Gross Margin

Our gross profit was $646.3 for the three months ended September 30, 2023, a $96.6 increase as compared to the same period in 2022. Gross margin increased 270 basis points (“bps”) in the third quarter of 2023 compared to the same period in 2022, due to the positive impact of productivity programs of 160 bps, favorable price/volume/mix of 140 bps, benefits from the Hero Acquisition of 120 bps, and lower transportation costs of 110 bps, partially offset by higher manufacturing costs including labor and commodities of 260 bps. Gross profit was $1,907.2 for the nine months ended September 30, 2023, a $259.7 increase compared to the same period in 2022. Gross margin increased 210 bps in the first nine months of 2023 compared to the same period in 2022, due to favorable price/volume/mix of 190 bps, the impact of productivity programs of 160 bps, benefits from the Hero Acquisition of 120 bps, lower transportation costs of 100 bps, and favorable foreign exchange rates of 10 bps, partially offset by higher manufacturing costs including labor and higher commodities of 370 bps.

Operating Expenses

Marketing expenses for the three months ended September 30, 2023 were $167.8, an increase of $27.1 or 19.3% as compared to the same period in 2022. Marketing expenses as a percentage of net sales in the third quarter of 2023 increased by 80 bps to 11.5% as compared to 10.7% in the same period in 2022 due to 180 bps on higher expense from increased marketing spend as fill rates improved, offset by 100 bps of leverage on higher net sales. Marketing expenses for the nine months ended September 30, 2023 were $422.3, an increase of $76.8 or 22.2% as compared to the same period in 2022. Marketing expenses as a percentage of net sales for the first nine months of 2023 increased by 90 bps to 9.7% as compared to 8.8% in the same period in 2022 due to 170 bps on higher expense from increased marketing spend as fill rates improved, offset by 80 bps of leverage on higher net sales.

SG&A expenses were $222.7 in the third quarter of 2023, an increase of $67.6 or 43.6% as compared to the same period in 2022. SG&A as a percentage of net sales increased 360 bps to 15.3% in the third quarter of 2023 as compared to 11.7% in the same period in 2022. The increase is due to 460 bps on higher expenses, primarily from the Hero Acquisition (including $7.3 of expense related to restricted stock issued for the acquisition) and higher incentive compensation costs which reflects improved business performance, offset by 100 bps of leverage associated with higher sales. SG&A expenses for the first nine months of 2023 were $643.6, an increase of $137.8 or 27.2% as compared to the same period in 2022. SG&A as a percentage of net sales increased 200 bps to 14.8% in the first nine months of 2023 compared to 12.8% in 2022 due to 320 bps on higher expenses, primarily from the Hero Acquisition (including $21.9 of expense related to restricted stock issued for the acquisition) and higher incentive compensation costs which reflects improved business performance, offset by 120 bps of leverage associated with higher sales.

Other income (expense), net for the three and nine months ended September 30, 2023 increased $3.1 and $6.1 to $3.7 and $6.7, respectively, as compared to the same periods in 2022, primarily due to higher investment income.

Interest expense for the three and nine months ended September 30, 2023 increased $3.5 and $24.3 to $27.2 and $83.9, respectively, as compared to the same periods in 2022, primarily due to higher average interest rates on outstanding debt.

Income Taxes

The effective tax rate for the three months ended September 30, 2023 was 24.1%, compared to 20.2% in the same period in 2022. The increase in the rate is mainly due to a discrete benefit related to a state tax rate reduction in the period ending September 30, 2022.

The effective tax rate for the nine months ended September 30, 2023 was 22.1%, compared to 22.6% in the same period in 2022. The decrease in the rate relates to the benefit from higher stock option exercises in the current quarter partially offset by a one-time state tax rate reduction in the period ending September 30, 2022.

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

The Corporate segment income consists of equity in earnings of affiliates. As of September 30, 2023, we held 50% ownership interests in each of Armand Products Company (“Armand”) and The ArmaKleen Company (“ArmaKleen”), respectively. Our equity in earnings of Armand and ArmaKleen, totaling $1.7 and $3.7 for the three months ended September 30, 2023 and 2022, respectively, and $8.1 and $10.0 for the nine months ended September 30, 2023 and 2022, respectively, are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and nine months ended September 30, 2023 and September 30, 2022 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2023	$1,133.1	$244.4	$78.4	$0.0	$1,455.9
Third Quarter 2022	1,010.4	219.7	87.2	0.0	1,317.3
First Nine Months of 2023	$3,378.2	$716.9	$244.8	$0.0	$4,339.9
First Nine Months of 2022	3,010.2	664.8	264.6	0.0	3,939.6

Income before Income Taxes(2)
Third Quarter 2023	$203.4	$22.7	$6.2	$1.7	$234.0
Third Quarter 2022	193.9	22.7	14.2	3.7	234.5
First Nine Months of 2023	$662.8	$79.1	$22.2	$8.1	$772.2
First Nine Months of 2022	618.3	80.8	38.1	10.0	747.2

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $4.7 and $3.9 for the three months ended September 30, 2023 and September 30, 2022, respectively, and were $11.7 and $12.5 for the nine months ended September 30, 2023 and September 30, 2022, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2023 and September 30, 2022.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Household Products	$636.2	$592.3	$1,857.0	$1,685.6
Personal Care Products	496.9	418.1	1,521.2	1,324.6
Total Consumer Domestic	1,133.1	1,010.4	3,378.2	3,010.2
Total Consumer International	244.4	219.7	716.9	664.8
Total SPD	78.4	87.2	244.8	264.6
Total Consolidated Net Sales	$1,455.9	$1,317.3	$4,339.9	$3,939.6

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2023 were $1,133.1, an increase of $122.7 or 12.1% as compared to the same period in 2022. Consumer Domestic net sales for the nine months ended September 30, 2023 were $3,378.2, an increase of $368.0 or 12.2% as compared to the same period in 2022. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2023	2023
Product volumes sold	3.6%	0.8%
Pricing/Product mix	1.9%	5.0%
Acquired product lines (1)	6.6%	6.4%
Net Sales increase	12.1%	12.2%

(1)
Hero has been included in our results since October 13, 2022 (the date of the acquisition).

The increase in net sales for three months ended September 30, 2023, reflects the impact of the Hero Acquisition, and the impact of higher sales of THERABREATH® mouth wash, ARM & HAMMER® cat litter, XTRA® liquid detergent, WATERPIK® water flossers, and BATISTE® dry shampoo, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, FINISHING TOUCH FLAWLESS® hair removal products, and FIRST RESPONSE® pregnancy kits. The increase in net sales for the nine-month period ending September 30, 2023, reflects the impact of the Hero Acquisition, and the impact of higher sales of THERABREATH® mouth wash, ARM & HAMMER® cat litter, ARM & HAMMER® liquid detergent, XTRA® liquid detergent, and BATISTE® dry shampoo, partially offset by declines in FINISHING TOUCH FLAWLESS® hair removal products, and FIRST RESPONSE® pregnancy kits.

Consumer Domestic income before income taxes for the third quarter of 2023 was $203.4, a $9.5 increase as compared to the third quarter of 2022. The increase is due to the gross margin benefit of higher sales volumes related to the Hero Acquisition of $57.1, lower manufacturing and distribution expenses of $20.9, favorable price/mix of $18.6, partially offset by higher SG&A expenses of $63.5 (including $24.3 related to Hero), higher marketing expenses of $22.0, and higher interest and other expenses of $1.6. For the nine-month period ended September 30, 2023, income before income taxes was $662.8, a $44.5 increase as compared to the first nine months of 2022. The increase is due to favorable price/mix of $141.0, the gross margin benefit of higher sales volumes related to the Hero Acquisition of $118.6, lower manufacturing and distribution expenses of $4.6, partially offset by higher SG&A expenses of $129.6 (including $67.4 related to Hero), higher marketing expenses of $71.7, and higher interest and other expenses of $18.4.

Consumer International

Consumer International net sales were $244.4 in the third quarter of 2023, an increase of $24.7 or 11.2% as compared to the same period in 2022. Consumer International net sales in the first nine months of 2023 were $716.9, an increase of $52.1 or 7.8% as compared to the same period in 2022. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2023	2023
Product volumes sold	2.3%	3.2%
Pricing/Product mix	5.0%	5.1%
Foreign exchange rate fluctuations	2.8%	(0.8)%
Acquired product lines (1)	1.1%	0.3%
Net Sales increase	11.2%	7.8%

(1)
Hero has been included in our results since October 13, 2022 (the date of the acquisition).

Excluding the impact of foreign exchange rates, sales growth in the third quarter ended September 30, 2023 is driven by STERIMAR® nasal congestion relief, OXICLEAN® stain removers, and VITAFUSION® and L’IL CRITTERS® gummy vitamins in the Global Markets Group ("GMG"), STERIMAR® nasal congestion relief and ARM & HAMMER® liquid detergent in Mexico, STERIMAR® nasal congestion relief in Europe, and GRAVOL® anti-nauseant and ANUSOL® hemorrhoid ointments in Canada. The increase in net sales for the nine-month period ending September 30, 2023, is driven by BATISTE® dry shampoo, THERABREATH® mouth wash, OXICLEAN® stain removers and STERIMAR® nasal congestion relief in GMG, BATISTE® dry shampoo, GRAVOL®

anti-nauseant, THERABREATH® mouth wash, and OXICLEAN® stain removers in Canada, STERIMAR® nasal congestion relief and BATISTE® dry shampoo in Europe, and STERIMAR® nasal congestion relief, ARM & HAMMER® liquid detergent, and ARM & HAMMER® dental care in Mexico.

Consumer International income before income taxes was $22.7 in the third quarter of 2023, which is consistent compared to the third quarter of 2022. Favorable price/mix of $17.2, favorable foreign exchange rates of $2.9, the impact of higher sales volumes of $1.2, and lower interest and other expenses of $0.5 were offset by higher SG&A expenses of $10.2, higher manufacturing and commodity costs of $6.3, and higher marketing expenses of $5.3. For the first nine months of 2023, income before income taxes was $79.1, a $1.7 decrease as compared to the same period in 2022. Higher manufacturing and commodity costs of $27.0, higher SG&A expenses of $16.9, higher marketing expenses of $5.3, and higher interest and other expenses of $0.7, were partially offset by favorable price/mix of $38.4, the impact of higher sales volumes of $8.4, and favorable foreign exchange rates of $1.2.

Specialty Products (“SPD”)

SPD net sales were $78.4 in the third quarter of 2023, a decrease of $8.8 or 10.1% as compared to the same period in 2022. SPD net sales were $244.8 for the first nine months of 2023, a decrease of $19.8, or 7.5% as compared to the same period in 2022. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2023	2023
Product volumes sold	(8.3)%	(6.6)%
Pricing/Product mix	(1.8)%	(0.9)%
Net Sales decrease	(10.1)%	(7.5)%

Net sales decreased in the three and nine months ended September 30, 2023 primarily due to competitive imports within our domestic dairy business.

SPD income before income taxes was $6.2 in the third quarter of 2023, a decrease of $8.0 as compared to the same period in 2022 due to higher SG&A expenses of $4.0, lower sales volumes of $2.2, unfavorable price/product mix of $1.6, and unfavorable manufacturing costs of $0.8 partially offset by lower interest and other expenses of $0.6. SPD income before income taxes was $22.2 in the first nine months of 2023, a decrease of $15.9 as compared to the same period in 2022 due to higher SG&A expenses of $8.7, lower volumes of $5.2, unfavorable price/product mix of $2.3, and unfavorable manufacturing costs of $0.3, partially offset by lower interest and other expenses of $0.8.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and nine months of 2023 and 2022. The Corporate segment income before income taxes was $1.7 in the third quarter of 2023, as compared to $3.7 in the same period in 2022. The Corporate segment income before income taxes was $8.1 for the first nine months of 2023, as compared to $10.0 in the same period in 2022.

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

As of September 30, 2023, we had $573.3 in cash and cash equivalents, and approximately $1,495.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

On October 28, 2021, the Board authorized a share repurchase program, under which we had initial availability to repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans. There have been no stock repurchases in 2023.

As of September 30, 2023, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program.

On February 1, 2023, the Board declared a 4% increase in the regular quarterly dividend from $0.2625 to $0.2725 per share, equivalent to an annual dividend of $1.09 per share. The increase raises the annual dividend payout from $255.0 to approximately $265.0.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs, pay debt and interest as it comes due, fund dividends, and meet our capital expenditure program costs. Capital expenditures in 2023 are expected to be approximately $230.0 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Net cash provided by operating activities	$795.1	$534.1
Net cash used in investing activities	$(128.4)	$(100.7)
Net cash used in financing activities	$(363.0)	$(226.0)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the nine months ended September 30, 2023 increased by $261.0 to $795.1 as compared to $534.1 in the same period in 2022 due to an improvement in working capital and an increase in cash earnings (net income adjusted for non-cash items) including the impact of recent acquisitions. The improvement in working capital is primarily related to lower investment in inventory for our discretionary brands and higher incentive compensation accruals. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended September 30, 2023 and 2022:

	As of
	September 30, 2023	September 30, 2022	Change
Days of sales outstanding in accounts receivable ("DSO")	28	27	1
Days of inventory outstanding ("DIO")	75	79	(4)
Days of accounts payable outstanding ("DPO")	76	78	2
Cash conversion cycle	27	28	(1)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, decreased 1 day from the prior year primarily due to lower investments in inventory for our discretionary brands. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2023 was $128.4, primarily reflecting $121.5 property, plant and equipment additions. Net cash used in investing activities during the first nine months of 2022 was $100.7, primarily reflecting $98.1 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2023 was $363.0, reflecting $199.9 of cash dividend payments and $270.6 of net debt repayments, partially offset by $107.6 of proceeds from stock option exercises. Net cash used in financing activities during the first nine months of 2022 was $226.0, reflecting $191.2 of cash dividend payments, $49.7 of net debt repayments, and $7.5 of deferred financing costs, partially offset by $22.4 of proceeds from stock option exercises.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.

During the third quarter of 2023 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs.

On October 28, 2021, the Board authorized a new share repurchase program under which the Company had initial availability to repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaces the Company’s 2017 Share Repurchase Program. The 2021 Share Repurchase Program does not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As a result of the Company’s stock repurchases, there remains $729.7 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2023.

ITEM 5. OTHER INFORMATION

Trading Arrangements

The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the third quarter of fiscal 2023. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption	Duration of Plan(1)	Aggregate Number Of Shares
		or Termination		To Be Sold
Barry Bruno	Executive Vice President, Chief Marketing Officer and President – Consumer Domestic	Adopted on August 16, 2023	February 28, 2024	10,993

(1) Plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	By-laws of the Company, amended and restated as of December 23, 2022, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2022.

•	(10.1)	Amended and Restated Compensation Plan for Directors, dated November 1, 2023.

•	(10.2)	Church & Dwight Co., Inc. Fourth Amended and Restated Annual Incentive Plan, dated October 31, 2023.

•	(10.3)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, dated July 25, 2023.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 3, 2023	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 3, 2023	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)