Form 10-K
period 2023-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2024-02-15
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $24.0 billion. For purposes of making this calculation only, the registrant excluded the shares of common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”) held by directors, executive officers and beneficial owners of more than ten percent of the common stock. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2023.

As of February 12, 2024, there were 243,776,939 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2023 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new legislation such as the U.S. CARES Act, the EU Medical Device Regulation, new cosmetic and device regulations in Mexico, and the U.S. Modernization of Cosmetic Regulation Act; the impact on the global economy of the Russia/Ukraine war or increased conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war or conflict in the Middle East; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions; increased or changing regulation regarding the Company’s products and its suppliers in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

TABLE OF CONTENTS

PART I

PART II

PART III

PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925. We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; VITAFUSION® and L’IL CRITTERS® gummy dietary supplements for adults and children, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads; THERABREATH® oral care products; HERO® acne treatment products; TROJAN condoms, lubricants and vibrators; SPINBRUSH battery-operated toothbrushes; FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; and ZICAM cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits.

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

Our Sustainability Strategy and Environmental, Social and Governance (“ESG”) Pillars

Sustainability is how we refer to our Environmental, Social & Governance (“ESG”) efforts to deliver growth and profitability while making a meaningful and positive impact. We believe Sustainability is critical to the health of the communities in which we operate, contributes to a better world and benefits our business both financially and operationally. Each year we publish a Sustainability Report that discloses our business and corporate responsibility commitments and details our ESG performance metrics and targets and other components of our ESG efforts. Our 2022 Sustainability Report is available on our web site at https://churchdwight.com/pdf/Sustainability/2022-Sustainability-Report.pdf, and our 2023 Sustainability Report will be available in April 2024 (the “2023 Sustainability Report” and together with the 2022 Sustainability Report, the “Sustainability Reports”). References to our Sustainability Reports are for informational purposes only and neither the Sustainability Reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Our global Sustainability strategy is derived from our heritage and organizational values. The following six pillars are the core focus of our Environmental and Social efforts. Each is supported through our Governance practices, which are intended to maintain a system of rules and practices that determine how we operate and align the interests of our stakeholders in support of ethical business practices and financial success.

•
Our Brands: Delight consumers with our brands and contribute towards a more sustainable world
•
Products: Provide safe and effective products for consumers and the environment
•
Packaging: Utilize consumer friendly and environmentally responsible packaging
•
Employees and Communities: Embrace the principles of diversity, equity and inclusion (“DEI”), good corporate citizenship and social responsibility within the communities we can impact
•
Environment & Climate Change: Minimize environmental impact of our global operations, with a focus on increased renewable energy usage, reduced water consumption, greenhouse gas emissions and solid waste to landfills
•
Responsible Sourcing: Improve our suppliers’ environmental, labor, health & safety and ethical practices

Environmental. Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. However, our environmental priorities extend well beyond our compliance efforts, and include our focus on providing effective products that are safe for our consumers, the animals they care for and the environment, utilizing consumer friendly and environmentally responsible packaging, reducing greenhouse gas emission, reducing water usage, recycling solid waste and improving our suppliers’ environmental practices.

Social. Our Social focus areas are driven by our goals of delighting consumers with our brands through our contributions towards a more sustainable world, improving our suppliers’ labor, health & safety, environmental and ethical practices, and supporting our employees and communities – all to create a stronger, more resilient company while contributing to a better world. In their everyday work, employees embody our commitments to integrity, quality, and innovation, and in doing so, directly contribute to our long-standing character and reputation. Employee safety and wellness remain two of our highest priorities. We have company-wide policies designed to ensure the safety of each team member and compliance with OSHA and local standards. We embrace the diversity of our employees and believe that a diverse and inclusive workforce fosters innovation and promotes an environment that includes unique perspectives, talents and experiences. We strive to cultivate a culture and processes that support and enhance our ability to recruit, develop and retain diverse talent at every level. As part of our enhanced diversity and inclusion initiatives and our commitment to transparency and accountability, we publish workplace demographics of our employees in our Sustainability Reports. We also encourage our employees to become involved in their communities through our Employee Giving Fund and The Church & Dwight Philanthropic Foundation (the “Foundation”) which is focused on helping to create DEI opportunities and advancing environmental preservation. The Foundation is administered by our employees. See pages 12 to 13 in Item 1 of this Annual Report under “Employees and Human Capital” for a discussion of our human capital management.

Governance. Our governance focus includes the processes, rules, resources and systems in support of our operational, Sustainability and ESG efforts, as were described in our 2023 Proxy Statement and will be described in our Proxy Statement for our upcoming Annual Meeting of Stockholders under the caption “Sustainability Strategy and ESG Pillars” and in our 2023 Sustainability Report. Our Corporate Issues Council (the “Council”), comprised of senior executives representing all our key functional areas, guides the integration of Sustainability with substantially all parts of our business and drives continuous improvement in our Sustainability approach and performance. The Council takes the lead in defining and implementing our Sustainability strategies across our six ESG pillars. We have also adopted a Political Contributions Policy, which is posted in the Investor Relations section of our website. Our Board of Directors, acting principally through its Governance, Nominating & Corporate Responsibility Committee, oversees our Sustainability efforts, including our climate change policies and programs, with that Committee and the Compensation & Human Capital and Audit Committees each focusing on specified areas of Sustainability, including compliance and ethics, human capital and DEI. Our Independent Lead Director is responsible for ensuring that stockholder requests, recommendations and proposals are evaluated by the Governance, Nominating & Corporate Responsibility Committee, additional committees within the Board as appropriate, and then by the Board of Directors, if needed.

As described in our Sustainability Reports, our continued progress in key areas of ESG has earned recognition from various third parties.

We use the standards and guidelines of the Global Reporting Initiative, Sustainability Accounting Standards Board industry specific standards and the Task Force on Climate-related Financial Disclosures to inform our Sustainability disclosures included in this Annual Report, our Proxy Statement and our Sustainability Reports. The “materiality” thresholds in those standards and guidelines may differ from the concept of “materiality” for purposes of the federal securities laws and disclosures required by the Commission’s rules in this Annual Report. Moreover, the inclusion of Sustainability disclosures in this Annual Report and in our other filings with the Commission does not necessarily imply that we consider them to be material for purposes of the federal securities laws or the Commission’s rules and regulations governing such disclosure.

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

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from Information Resources, Inc. (“IRI”) Total US – Multi Outlet ("MULO") for the period ending December 24, 2023. Foreign brand “rankings” are derived from several sources.

Consumer Domestic

Our founders first marketed sodium bicarbonate, otherwise known as baking soda, in 1846 for use in home baking. Today, this product has a wide variety of uses in the home, including as a refrigerator and freezer deodorizer, scratch-free cleaner and deodorizer for kitchen surfaces and cooking appliances, bath additive, dentifrice, cat litter deodorizer and swimming pool pH stabilizer. We specialize in baking soda-based products, as well as other products which use the same raw materials or technology and which are sold across multiple consumer and professional use categories. Our Consumer Domestic segment includes each of our seven power brands, as well as other well-known brands and household and personal care products. We divide the Consumer Domestic segment into household and personal care product groups.

Household Products

In 2023, household products constituted approximately 54% of our Consumer Domestic sales and approximately 42% of our consolidated net sales.

ARM & HAMMER Baking Soda remains the number one leading brand of baking soda in terms of consumer recognition of the brand name and reputation for quality and value. The cleaning and deodorizing properties of baking soda have led to the development of numerous baking soda-based household products. For example, we market ARM & HAMMER FRIDGE FRESH®, a refrigerator deodorizer equipped with a baking soda filter to help keep food tasting fresher, and ARM & HAMMER Carpet Deodorizer. Our other primary household products include laundry detergents marketed under the ARM & HAMMER, OXICLEAN and XTRA brands, fabric softener sheets marketed under the ARM & HAMMER brand, cat litter under our ARM & HAMMER brand, and household cleaning products under the CLEAN SHOWER®, ORANGE GLO®, and OXICLEAN brands. Our laundry detergents constitute our largest consumer business, measured by net sales.

Personal Care Products

In 2023, personal care products constituted approximately 46% of our Consumer Domestic sales and approximately 36% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, including mouthwash, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers, cold shortening and relief, acne treatment, and dietary supplements under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER® brand name. Our other personal care products include antiperspirants and deodorants under the ARRID® and ARM & HAMMER® brands, battery-operated toothbrushes under the SPINBRUSH® brand, condoms under the TROJAN® brand (the number one condom brand in the U.S.), water flossers and showerheads under the WATERPIK® brand (the number one water flosser brand in the U.S.), home pregnancy test kits under the FIRST RESPONSE® brand (the number two pregnancy test kit brand in the U.S.), hair-removal products under the NAIR® brand (the number one depilatory in the U.S.), oral analgesics and oral care products under the ORAJEL® brand (the number one oral care pain relief in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS® brand and adult gummy dietary supplements under the VITAFUSION® brand (the number two gummy supplement brand in the U.S.), cold shortening and relief products under the ZICAM® brand (the number one cold shortening brand in the U.S. ), a growing number of hair products under the BATISTE® brand (the number one dry shampoo brand in the U.S.), VIVISCAL® (the number one leading supplement for thinning hair in the U.S), TOPPIK® hair fiber brands (the number one leading brand of hair fiber cosmetics for thinning hair in the U.S.), oral care products under the THERABREATH® brand (the number one alcohol free mouthwash in the U.S.), nasal saline moisturizers and solutions under the SIMPLY SALINE® brand, and the HERO® acne treatment products brands (the number one acne patch in the U.S.).

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

Total Consumer International net sales represented approximately 17% of our consolidated net sales in 2023. Net sales of the subsidiary businesses originating in Europe, Canada, Australia and Mexico accounted for 36%, 25%, 8% and 9%, respectively, of our 2023 international net sales in this segment. No other country in which we operate accounts for more than 20% of our total international net sales and no product line accounts for more than 20% of our total international net sales.

Some of our U.S. power brands such as ARM & HAMMER, BATISTE, OXICLEAN, VITAFUSION and L’IL CRITTERS, and WATERPIK are distributed in many of our international markets. In addition, we also export unique brands such as STERIMAR®, and FEMFRESH® out of the United Kingdom as well as our FINISHING TOUCH FLAWLESS brand, to many countries around the world.

We also market the CURASH® line of babycare products in Australia, and GRAVOL® anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets. We also sell WATERPIK water flossers and showerheads in Australia, Canada, Germany, France, the United Kingdom, Mexico and in other international markets.

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal and Food Production, Specialty Chemicals and Specialty Cleaners, and accounted for approximately 5% of our consolidated net sales in 2023.

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

Over the last several years, we have expanded our product offerings to include unique prebiotics and probiotics. CELMANAX® Refined Functional Carbohydrate is a yeast-based prebiotic that helps ensure a well-functioning gastrointestinal track in dairy cows, beef cattle, poultry and other livestock. CERTILLUS® is a family of probiotics products used in the poultry, dairy, beef and swine industries. Passport Food Safety Solutions, Inc. is focused on providing pre- and post-harvest food safety solutions for beef, poultry, and swine primarily for the application to carcasses to reduce food borne pathogens.

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

Our competitors in the Consumer Domestic and Consumer International segments include, among others, Procter & Gamble Company (“P&G”), The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company and Nestle Health Science, Haleon plc, Henkel, Reckitt Benckiser Group plc, Kenvue Inc., Pfizer Inc., Bayer AG, NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi, Pharmavite LLC and Edgewell Personal Care. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share. In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and retailer co-developed and owned brands, have increased competition in certain product categories, particularly within personal care, specialty hair and skin care and dietary supplements, from less well capitalized competitors.

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

We are a party to a partnership agreement with Tata Chemicals (Soda Ash) Partners, which mines and processes trona reserves in Wyoming. We fulfill a substantial amount of our soda ash requirements through the partnership and related supply and services agreements, enabling us to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. We also have an agreement for the supply of soda ash from another company. The partnership agreement and other supply agreements between Tata Chemicals (Soda Ash) Partners and us are terminable upon two years notice by either of us. We believe that sufficient alternative sources of soda ash supply are available.

We believe that ample sources of raw materials are available for all our other major products and we have increased qualified dual sources of materials to approximately 60% of our total spend on direct materials as part of our resilient supply focus. Alternative sources of supply are available in case of the disruption or termination of the supply agreements.

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, were lower in 2023 relative to 2022. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867 and is a valuable asset and important to the successful operation of our business. Our products are sold under many other valuable trademarks held by us, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, VITAFUSION, L’IL CRITTERS, ZICAM, THERABREATH and HERO. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In the years ended December 31, 2023, 2022 and 2021, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were 23%, 24% and 24% respectively, of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

GOVERNMENT REGULATION

General

All of our products are subject to regulation by one or more U.S. agencies, including the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Federal Communications Commission (“FCC”), as well as foreign agencies such as the European Commission, Health Canada, the Australia Therapeutic Goods Administration, the Mexico Federal Commission for Protection Against Health Risks (COFEPRIS), the UK Medicines and Healthcare Products Regulatory Agency, the Chinese National Medical Products Administration and others.

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

We are also subject to regulation by the FTC and its counterparts in other jurisdictions in connection with the content and truthfulness of our labeling, advertising, promotion, trade practices and other matters. The FTC and foreign agencies have instituted numerous enforcement actions against companies for failure to adequately substantiate claims made in advertising or for the use of otherwise false or misleading advertising claims and practices. These enforcement actions have resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. Such actions can result in substantial financial penalties and significantly restrict the marketing of our products.

The CPSC and consumer protection agencies around the world have jurisdiction over consumer products, regulate their safety and have authority over recalls. The CPSC administers the Poison Prevention Packaging Act and has issued regulations requiring special child resistant packaging for certain products, including pharmaceuticals, dietary supplements, and dietary substances, containing certain ingredients (e.g., iron). The CPSC and similar foreign agencies also develop and enforce mandatory product safety standards to address trending safety concerns, such as the use of button cell batteries or the presence of toxic chemicals in consumer products.

The FCC regulates interstate and international communications by radio, television, wire, satellite, and cable in all 50 states, the District of Columbia and U.S. territories. An independent U.S. government agency overseen by Congress, the Commission is the federal agency responsible for implementing and enforcing America’s communications law and regulations. The FCC administers the Communications Act of 1934, specifically in Title 47, Section 301. This section grants the FCC the power to regulate and oversee the use of the electromagnetic spectrum, including electrical products that generate energy or radiofrequency. Our electrical products, such as WaterPik flossers, Flawless hair removers, Spinbrush powered toothbrushes and Trojan vibrators, are also subject to the Radiation Control provisions of the federal FDCA. This law, administered by the FDA, governs products that emit radiation, including medical devices as well as radiation-emitting electronic products.

Our relationship with certain union employees is regulated by various agencies of the countries, states, provinces and other localities in which we sell our products.

Medical Device Clearance and Approval

To be commercially distributed in the United States, a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). For lower risk class II devices, we must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. Our condoms, lubricants, STERIMAR nasal congestion relief, home pregnancy test kits and WATERPIK professional dental products are regulated as class II devices. Some other low risk devices, including SPINBRUSH and other battery powered toothbrushes, therapeutic shower massagers, nasal congestion relief and wound wash, wrist supports, WATERPIK water flossers and HERO pimple patches are in class I or are unclassified and are generally exempted from the 510(k) requirements. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. We may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require us to cease marketing or recall the modified device until 510(k) clearance is obtained.

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

OTC/Pharmaceutical and Cosmetic Requirements

We market over-the-counter (“OTC”) pharmaceutical products, such as topical acne products, anticavity toothpaste, anticavity rinse, antiperspirant, hemorrhoid relief, skin protectant, antinauseant, oral analgesic and sunscreen drug products, that are subject to FDA and foreign regulation. Under the U.S. OTC monograph system, OTC pharmaceutical products that meet established conditions are generally recognized as safe and effective and do not require the submission and approval of a new drug application. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Pharmaceutical products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements. Following the passage of the CARES Act, FDA is updating and working to finalize current monographs, including those that affect our oral care products and HERO sunscreens. With these new regulations, OTC products will now need to be “state of the art” and will have significant focus on GMPs, especially manufacturing, final formulation testing, stability testing, and safety incident reporting. Products not in the monograph system can be deemed to be unapproved new drugs and can be forced from the market. This is particularly the case for homeopathic drug products like certain ZICAM products. Both the FDA and the FTC have taken the position that homeopathic products are unapproved new drugs. Regulatory action against these products is deemed unlikely unless the products present an unreasonable safety risk. ZICAM homeopathic products are not currently perceived to pose such risk.

All facilities where OTC pharmaceutical products are manufactured, tested, packaged, stored or distributed must comply with cGMP regulations and/or regulations promulgated by competent authorities in the countries where the facilities are located. All of our pharmaceutical products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to customers or to regulatory action against us related to the products made in that facility, such as seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against us that, among other things, could result in the suspension of production or distribution of our products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on our financial condition or operating results. We are required to report serious adverse events associated with the use of our OTC pharmaceutical products marketed in the U.S and other countries where such products are sold.

We cannot predict whether new legislation regulating our activities will be enacted or what effect any legislation would have on our business.

Medical Device, OTC/Pharmaceutical and Cosmetic Pre- and Postmarket Regulation

Before and after a medical device, OTC/pharmaceutical, and/or cosmetic is commercialized, numerous regulatory requirements apply, including:

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

Dietary Supplements

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, distribution, importing, selling, and storing our dietary supplements are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states and localities in which our products are sold. The FDCA governs the composition, safety, labeling, manufacturing and marketing of dietary supplements. Additionally, dietary supplements sold outside the U.S. may be regulated as drugs.

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

Safety and Wellness

Employee safety and wellness--in both plants and offices--remain two of our highest priorities. We develop and administer company-wide policies to ensure the safety of each team member and compliance with OSHA standards.

Our Employees

As of December 31, 2023, we had approximately 5,550 global employees, an increase of approximately 300 compared to December 31, 2022. Approximately 86% of our workforce is located in the Americas, 10% in Europe, Middle East, and Africa, and 4% in the Asia-Pacific region. About 51% of our employees are salaried and about 49% are paid hourly wages. During fiscal 2023, our overall turnover rate was approximately 18%. Our revenue per employee in fiscal 2023 was approximately $1.05 million.

Diversity, Equity and Inclusion

We embrace the diversity of our employees and, our DEI efforts aspire to help us achieve a more diverse and an inclusive workforce and optimize our long-term performance. We also strive to cultivate a culture and processes that support and enhance our ability to recruit, develop and retain diverse talent at every level.

As a company we remain committed to fair treatment, access, opportunity, and advancement, while at the same time striving to identify and eliminate barriers that have prevented the full participation of underrepresented groups.

In 2020, we established a Diversity, Equity & Inclusion Council ("DE&I Council") that provides strategic direction, guidance and advocacy for our DEI initiatives. Led by our Chief Executive Officer and our Director, Talent Management & Diversity, Equity & Inclusion, the DE&I Council includes diverse employees at every level around the world. Our Board of Directors, acting principally through its Compensation & Human Capital Committee, oversees our DEI efforts.

In 2023 we launched several Employee Resource Groups ("ERGs"). These Company-supported, employee-run groups contribute to our goal of building and maintaining a diverse and inclusive workplace at Church & Dwight. We started the program with ERGs for military veterans (V.A.L.O.R.), Black employees (B.O.L.D.) and women (W.A.V.E.). ERGs are intended to create safe, inclusive environments where all global employees feel connected, valued, and inspired to build customer value and contribute to our Company’s success.

We are committed to transparency and accountability that will drive continuous progress. As part of our enhanced diversity and inclusion initiatives and our commitment to transparency and accountability, we publish workplace demographics of our employees in our Sustainability Reports.

Hiring, Development and Retention

Our talent strategy is focused on attracting the best talent and recognizing and rewarding performance, while continually developing, engaging and retaining our talented employees.

We invest resources in professional development and growth as a means of improving employee performance and improving retention. This includes management training aimed at continuous learning, professional training and development opportunities, targeted leadership development courses for new and existing leaders of different levels of seniority, tuition reimbursement, on-boarding efforts, job specific programs for our employees, cultural reinforcement and more.

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

Communities

We encourage our employees to become involved in their communities, and in 2023, our Employee Giving Fund supported our communities by providing $1.3 million to 221 deserving community organizations through annual grants, disaster relief, and other monetary support. Employees purchased back-to-school supplies online to support disadvantaged youth, donated clothes and non-perishable items for clothing and food drives and provided supplies for a summer camp and holiday dinner for families in need. The Foundation was established in 2020 with the focus on helping to create equitable and inclusive opportunities and advancing environmental preservation. The Foundation is administered by our employees. In 2023, seven organizations were chosen and received grants totaling $875,000. In the DEI space, the following organizations received grants: Junior Achievement, The Trevor Project, and Virginia State University. In the Sustainability space, the following organizations received grants: The Recycling Partnership, the Ocean Conservancy, Northeast Wilderness Trust, and The Xerces Society for Invertebrate Conservation.

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

We face intense competition from consumer products companies, both in the U.S. and in international markets. Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label and retailer-branded brands and generic non-branded products in certain categories, which typically are sold at lower prices. In China, in particular we face strong competition from local manufacturers offering both generic and branded products. The use of evolving technology to develop more complex pricing models by retailers has led and may continue to lead to pricing pressures in some categories. In addition, during times of economic uncertainty, consumers may purchase more “private label” or other lower price brands, especially at a time of rising inflation. These developments have increased competition in certain product categories in particular, including dietary supplements, diagnostic kits and oral analgesics. In addition to competition across all our product categories, there continues to be significant product competition in the gummy dietary supplement category, which has grown from about 10 competitors a decade ago to more than 60 of significance in recent years. Shifting consumer behavior, including continuing shifts to online shopping, have also increased competition in e-commerce in many of our categories, from our larger legacy competitors and newer digitally native brands which have increasingly moved into consumer products and staples.

Many of our competitors are large companies, including, among others, P&G, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company and Nestle Health Science, Haleon plc, Henkel, Reckitt Benckiser Group plc, Kenvue Inc., Pfizer Inc., Bayer AG, NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi, Pharmavite LLC, and Edgewell Personal Care. Many of these companies have greater financial resources than we do, and these competitors, as well as new market entrants, may therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products or adopt new technologies, such as artificial intelligence and machine learning, more quickly, successfully and effectively, and respond more effectively to changing business and economic conditions than we can.

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

Despite increasing shifts to e-commerce, sales of our products remain highest in the traditional mass merchandiser, food and drug retail stores, and our products are also sold in club stores and dollar stores channels. However, alternative retail channels, including direct to consumer, e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase, which may affect customer and consumer preferences, including any pricing pressures for consumer goods as retailers face added costs to build or further expand their e-commerce capacity. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online and via mobile and social applications) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of Millennials and Generation Z who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding ESG practices of manufacturers, including, packaging materials, such as plastic packaging, and their environmental impact; greenhouse gas emissions; waste disposal practices; a growing demand for natural or organic products and ingredients; changing consumer sentiment toward non-local products or sources among different demographic groups; evolving consumer concerns or perceptions regarding the effects of ingredients or substances present in certain consumer products; reduced brand loyalty; and concerns regarding human capital practices, including DEI.

We and many of our competitors have increased our online sales as a result of shifting consumer behavior, benefiting from scale, brand recognition, and other factors. However, as consumers continue to shift their behavior, retailers may incur higher e-commerce operating costs and will seek to recover those costs by passing them onto customers and manufacturers. Additionally, we cannot predict the extent to which our increased e-commerce demand will continue or the impact on our profits as retailers seek to recover higher e-commerce related operating costs. Any significant changes in consumer preferences or behavior could materially and negatively impact demand for our products and, in turn, our net sales and results of operations. Consumer preferences are also influenced by the perception of our brand images or those of our products, the success of advertising and marketing campaigns, our ability to engage with consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our advertising content, use of social media and extent of engagement in political and social issues. If we are not successful in continuing to adapt to changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, our business, financial condition and results of operations may be negatively impacted.

•
Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components. Volatility, and increases in the costs of raw materials without offsetting price increases, disruptions in production or transportation, or increases in the costs of energy, labor, shipping and other necessary services, or other inflationary pressures, including market conditions, inflation, banking failures, supplier capacity restraints, geopolitical developments (including the ongoing conflicts in Ukraine and the Middle East), the impact and results of the presidential election in the U.S., federal government spending disputes and government shutdowns, port congestions or delays, transport capacity restraints, or other disruptions, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. Significant inflation of material, component and co-packer input costs impacted our gross margin in 2022, and while we expect general inflationary pressures to cool in 2024, we may still be affected by increased costs impacting our supplies, transportation or manufacturing processes. While we have increased prices on a majority of our products in recent years, there is no assurance that we will be able to fully offset any input costs increases, through cost reduction programs or price increases of our products or enter locked-in price arrangements or hedge agreements, especially given the competitive environment. Sustained, those price increases may lead to declines in volume as competitors may reduce their prices or customers may decide not to pay higher prices or to purchase lower priced alternatives, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost.

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

A limited number of customers account for a large percentage of our net sales and/or net sales of specific product lines. Walmart is our largest customer, accounting for approximately 23% of net sales in 2023, 24% of net sales in 2022, and 24% of net sales in 2021. Our top four customers accounted for approximately 44% and 42% of net sales in 2023 and 2022 respectively, and our top three customers accounted for approximately 37% of net sales in 2021. We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of Walmart or any of our other largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. Changes in consumer behavior, including continued shifting to online shopping instead of physical retail shopping, could also impact our sales to our largest customers. Some of our retail customers have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. If these impacts are prolonged, they can further increase the difficulty of planning for operations. Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures. We could also lose a significant customer due to customer service levels or real or perceived product quality or appearance issues. As our business is based primarily upon individual sales orders rather than long-term contracts and most customer agreements include customer termination rights after short notice, many of our customers could reduce their purchasing levels or cease buying products from us at any time and for any reason.

•
Decreases in demand for our products would decrease our sales and profitability.

Factors that can affect demand include competitors’ products, advertising and pricing actions, inflationary pressures, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, the deterioration of economic or trade relations between countries or regions, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment, restrictions on travel and access to public spaces, and changes in tax policies, other effects of governmental shutdowns or a lapse of appropriations or fear of exposure to or actual impacts of a widespread disease outbreak. In particular, we derive a substantial percentage of our revenues from sales of laundry detergent, and the continued customer demand for these products are critical to our future success. Some products have seen decreasing demand in recent years, including condoms, as a result of demographic and other changes. We believe that inflation and recessionary concerns are continuing to drive a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, as consumers reduce spending in these categories and shift to lower cost alternatives. Most notably, a growing number of water flosser consumers are continuing to switch to competitors' value-branded products. Moreover, in our vitamin business, we are experiencing residual impacts from previous vitamin-specific supply chain challenges that resulted in increased shelf space and/ or display for certain of our competitors. In addition, our Specialty Products business has been negatively impacted by the return of foreign competition in the United States dairy market.

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

Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made. In addition, future acquisitions or investments could result in substantial cash expenditures, the potentially dilutive issuances of new equity by us or the incurrence of additional debt or business acquisition liabilities, or the assumption of contingent liabilities, such as those relating to advertising claims, environmental issues and litigation.

•
Market category declines and changes to our product and geographic mix may impact the achievement of our sales growth targets, planned pricing and financial results.

A significant percentage of our revenues come from mature markets that are subject to high levels of competition. During 2023, approximately 83% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. Our ability to quickly innovate to adapt our products (including product packaging and sustainability profiles) to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results. We have implemented price increases and may implement additional price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our Specialty Products business has been negatively impacted by the entrance of new foreign competition in the United States dairy market. We expect that low-priced imports will continue to enter the market. Our Specialty Products Division declined in 2023, largely due to declining sales of our MEGALAC dairy supplement within our Animal Nutrition business. We will be exiting this part of the Animal Nutrition business during the first quarter of 2024.

Adverse economic conditions continue to impact a portion of our businesses. We believe that inflation and recessionary concerns are continuing to drive a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, as consumers reduce spending in these categories and shift to lower cost alternatives. Most notably, a growing number of water flosser consumers are continuing to switch to competitors' value-branded products. Moreover, in our vitamin business, we are experiencing residual impacts from previous vitamin-specific supply chain challenges that resulted in increased shelf space and/ or display for certain of our competitors. Overall, we have continued to experience increased online sales. Potential recessionary economic conditions may impact consumer demand for certain of our products and put downward pressure on product prices.

•
New products and product line extensions may not gain widespread customer acceptance, may be otherwise discontinued, or cause sales of existing products to decline.

Our future performance and growth depend on our ability to successfully identify, develop and introduce new products, product line extensions, products in adjacent categories to our current products, and anticipate changes in consumer preferences. In addition, some of our products have shorter product life spans and depend heavily on our ability to continuously and timely introduce innovative new products to the marketplace. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks. These risks include product development or launch delays, competitor actions, regulatory approval hurdles and the failure of new products and line extensions to achieve anticipated levels of market acceptance. In addition, sales generated by new products could result in an associated decline in sales of existing products.

Each year, we introduce new products across the majority of our brands, including launches into new “white space” categories. However, there is no assurance that our new products will continue to have widespread acceptance. Success in launching new products is also dependent on our ability to deliver effective and efficient marketing in an evolving media landscape (including digital), which is subject to dynamic and increasingly restrictive privacy requirements. If product introductions are not successful, costs associated with these efforts may not be fully recouped and our net earnings or margins could be adversely affected. From time to time, we have discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet retailer or consumer expectations or no longer satisfy consumer demand.

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

We rely on a number of contract manufacturers and suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies. New suppliers must be qualified pursuant to our standards and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time. We could experience material disruptions in production and other supply chain issues, largely because of shortages in supplier labor which continues to impact the availability of many raw and packaging materials, which continues to result in out-of-stock conditions. In addition, continued out-of-stock supplies or products due to supply chain issues may cause our customers to switch to competitors’ products that are more available. Moreover, our relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by us, government or industry regulations, or our customers, if we are unable to contract with suppliers at the quantity, quality and price levels needed for our business, if any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact its operations. We may be unable to qualify any needed new contract manufacturers or suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key contract manufacturers or suppliers may become insolvent or experience other financial distress or face closure or suspension of operations. If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or the incurrence of fines or higher than expected expenses. Further, in recent years, we have experienced continuing strain on our supply chain network and its ability to meet demands, including from disruptions from the COVID-19 pandemic, ongoing conflicts in Ukraine and the Middle East, and other factors. In addition, our supply chain is dependent on materials, components and other products from Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins.

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

Our financial success is directly dependent on the reputation and success of our brands, particularly our power brands. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits. The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our brands could suffer damage to their reputations due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, significant product recalls, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering. In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, unauthorized resellers online, or sales in violation of our policies.

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
•
currency fluctuations;
•
the Russia/Ukraine war and ongoing and new conflicts in the Middle East;
•
widespread health emergencies, such as COVID-19 or other pandemics or epidemics;
•
import and export license and taxation requirements and restrictions;
•
trade restrictions, including local investment or exchange control regulations;
•
changes in tariffs and taxes;
•
the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by foreign governments, and the determination of the U.S. Internal Revenue Service (the “I.R.S.”) regarding the applicability of certain regulations, including those promulgated under the Foreign Account Tax Compliance Act, to our international transactions;
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

•
Increasing focus and sensitivity by governmental, non-governmental organizations, customers, consumers and investors to ESG issues, including those related to DEI, climate change, plastic usage and ingredients, could result in increased operating or manufacturing costs and compliance challenges, which could adversely affect our business.

As climate change and other ESG issues become more prominent, so has scrutiny by federal, state and local governments, non-governmental organizations and our customers, consumers and investors. This will likely result in new or increased regulatory requirements such as the SEC’s disclosure proposal on climate change and various state-level Extended Producer Responsibility programs, California’s recently enacted climate reporting legislation, and customer and consumer standards. In addition, our stakeholders are increasingly demanding transparency regarding our DEI efforts as well as our efforts to mitigate our impacts on climate change, and to eliminate chemicals of concern and otherwise reduce or mitigate adverse effects on the environment. For example, some of our major customers have requested we respond to various questionnaires, including the CDP Climate Change, Water and Forests Questionnaires, and use our responses and CDP scores to evaluate us. Compliance with these requirements, standards and disclosure requests may be challenging and could cause disruptions in the manufacture of our products and/or result in increases in operating costs, and additional legal, compliance and regulatory risks and costs. We may also be required to contribute funds to support recycling and other waste management infrastructure, and/or incur costs associated with making necessary changes to our operations and controlling, assessing and reporting on certain ESG metrics. These disruptions and additional costs could make our products more costly and less competitive than other products, which would adversely affect our business.

•
Any failure to achieve our ESG goals or to effectively respond to new or current legal, regulatory or stakeholder ESG requirements could adversely affect our business and reputation.

While we strive to minimize adverse impacts of our global operations, our ability to achieve any stated ESG goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. We could lose revenue if our consumers change brands, major retailers delist our products or our retail customers move business from us because we have not effectively responded to regulatory requirements, complied with their ESG requirements or met their expectations related to our sustainability efforts, including with respect to DEI, climate change, plastic usage, or ingredients. In addition, our actual or perceived failure to achieve or make sufficient progress towards our stated ESG goals or comply with ESG related regulations could result in litigation, regulatory scrutiny or adverse publicity, which could damage our reputation, reduce consumer demand and devalue our brand equity. Further, ESG-conscious investors may choose not to invest in our securities if we do not comply with their expectations, and investment managers may not include our securities in ESG-designated funds.

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

Likewise, any future determination by the FDA, the EPA or a similar foreign agency, or by us in reviewing our compliance with applicable rules and regulations, that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions. For example, the FDA may determine that a particular claim that we use to support the marketing of a product is not substantiated, may not accept the evidence of safety for a new product that we may wish to market, may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling, may take action against our homeopathic products, such as our Zicam cold shortening products, on the basis that they are unapproved drugs, and may determine that our dietary supplement business manufacturing, packaging, labeling and holding operations do not comply with cGMPs. Similarly, we may identify these or other issues in internal compliance reviews of our operations and the operations and products of vendors and acquired companies. These other issues may include the identification of contaminants or non-compliant levels of particular ingredients. Any of the foregoing could subject us to adverse publicity, force us to incur unanticipated costs and have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, delays in the acceptance, review and approval of products by the FDA or the EPA, or other required governmental approvals, may result from government shutdowns due to the failure by Congress to enact regular appropriations.

We are subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, as well as the Commission’s rules with respect to “conflict minerals.” Recent trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, as well as sanctions by the U.S. and the European Union in response to the Russia/Ukraine war, have introduced greater uncertainty and volatility. In addition, renewed significant governmental actions pertaining to pandemics or other health emergencies, including lockdowns, quarantines or other restrictions on the ability of our employees to travel or perform necessary business functions or our ability to develop, manufacture, distribute, market or sell our products, or the ability of our suppliers, customers or third-party partners to effectively run their operations, may negatively impact our ability to manufacture, distribute, market and sell our products. We are not able to predict the nature of these changes or of such future laws, regulations, repeals or interpretations or to predict the effect additional or shifting governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, expanded adverse event reporting or other new requirements.

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

Numerous local, municipal, state, federal and international law and regulations address privacy and security including the California Online Privacy Protection Act, the Personal information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, the Telephone Consumer Protection Act of 1991, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Section 5© of the Federal Trade Commission Act, and, the California Consumer Privacy Act (CCPA). These privacy and security laws and regulations change frequently, and new legislation continues to be introduced such as the California Privacy Rights Act (“CPRA”), which was effective on January 1, 2022 and modifies the CCPA significantly, as well as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, Utah Consumer Privacy Act and Connecticut Data Privacy Act which became effective in 2023. In particular, the CCPA requires new disclosures to California consumers, gives California consumers new rights with respect to their data, and permits California consumers to opt-out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Our website ecommerce and customer relations businesses that store, process or transmit payment cardholder data are subject to be Payment Card Industry (PCI) compliance requirements as mandated by the credit card companies (Visa, Mastercard, and American Express) and the Payment Card Institute Data Security Standard (PCI-DSS).

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

Our future effective tax rate could be affected by changes in or the interpretation tax laws and regulations, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities. In addition, we evaluate our deferred income tax assets and record a valuation allowance if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. If the actual amount of our future taxable income is less than the amount we are currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, we could be required to record a valuation allowance against our deferred tax assets. The recording of a valuation allowance would result in an increase in our effective tax rate and would have an adverse effect on our operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, which would also impact our effective tax rate.

On October 4, 2021, members of the Organization for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) rules. The GloBE Rules consist of an interlocking and coordinated system of rules which are designed to be implemented into the domestic law of each jurisdiction and operate together to ensure large multinational enterprise groups are subject to a minimum effective tax rate of 15% on any excess profits arising in each jurisdiction where they operate. On December 15, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. Japan and South Korea have enacted domestic Pillar Two legislation, and many other countries, including the UK, Switzerland, Ireland and Germany, have released draft legislation or publicly announced their plans to introduce legislation based on the OECD Model Rules. Many aspects of Pillar Two will be effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. Based on current legislation and available guidance, we have evaluated the impact of Pillar Two and determined there is no impact to the company. As Pillar Two legislation evolves and countries enact new legislation, we will continue to evaluate Pillar Two and Pillar Two may increase our future effective tax rate.

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

As of December 31, 2023, we had approximately $2.406.0 million of total consolidated indebtedness, net of debt issuance costs. This amount of indebtedness could have important consequences, including:

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

Additionally, our term and revolving facilities are subject to certain financial and other customary covenants. In the event of a breach of those covenants, our lenders under each credit facility may be entitled to accelerate the related debt (and any lenders in respect of any other debt to which a cross-default provision applies may be entitled to accelerate such other debt), and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. We may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. If additional new debt is added to the current debt levels, the related risks that we now face could intensify. A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, a deterioration in our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets. The U.S. Federal Reserve has raised interest rates consistently since March of 2022, and while it has signaled that it expects to hold rates steady or decrease rates in the future, additional increases or the failure to reduce rates could impact the interest rates available to us for borrowings in the future. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and impact to our credit ratings.

Each of our term and revolving credit facilities use Secured Overnight Financing Rate (“SOFR”) based rates following the phase out of LIBOR. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are additional uncertainties regarding a transition from LIBOR, including but not limited to the impact this transition may have on the cost of our variable rate debt and certain derivative financial instruments. Since the initial publication of SOFR in 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR.

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

•
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect expectations regarding our future profitability and cash flows, which may impact our stock price.

Our financial projections, including, among other things, any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, foreign exchange rates and volatility, tax rates, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and our ability, among other things, to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, pay dividends and meet our debt obligations. Our financial projections are based, among other things, on historical experience, various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect expectations regarding our future profitability and cash flow, which may impact our stock price.

General Risks

•
Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events, or unfavorable worldwide, regional and local economic and financial market conditions.

Our operations, as well as the operations of our third-party manufacturers, suppliers and customers, may be subject to disruption from a variety of causes, including a protracted economic downturn or recessionary conditions, material shortages, inflation, financial difficulties, work stoppages, cyberattacks, and other disruptions in information technology systems, demonstrations, political instability or uncertainty in the U.S. or abroad, rising geopolitical tensions and hostilities (for example in the Middle East or between China and Taiwan), disease outbreaks or pandemics (for example, an outbreak of a virus such as COVID-19), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, fuel and energy costs (for example, the price of gasoline), loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. If a major disruption were to occur, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations.

Other financial uncertainties in our major markets and unstable geopolitical conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to customers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business. Ongoing political uncertainty in many countries, including the ongoing political transition in Hong Kong, and the exit of the United Kingdom from the European Union have created additional economic uncertainty and volatility in the financial markets. In February 2022, Russia invaded Ukraine, and in October 2023 hostilities increased between Israel and Hamas in the Gaza Strip, and we have experienced, and expect to continue to experience, the indirect impacts of the conflict in Ukraine, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions of supply chains or information technology or other necessary services for our Company.

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

Increased information technology security threats and more sophisticated computer crime, including ransomware, denial of service and phishing attacks and advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although we have business continuity plans in place and have implemented a breach response plan to address cybersecurity incidents, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations. Moreover, any costs related to a breach may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.

Our information technology systems and, our third-party providers’ systems, have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. These risks also may be present to the extent any of our partners, distributors, joint venture partners or suppliers using separate information systems, not integrated with our information systems, suffers a cybersecurity incident and could result in increased costs related to their inability to timely deliver on their commitments to us and/or our involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired that does not use our information systems, experiences a system shutdown, service disruption, or cybersecurity incident. Due to the conflict in Ukraine and the Israel-Hamas war, there is a possibility that the escalation of tensions could result in cyberattacks that could either directly or indirectly affect our operations. Such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’ databases or systems. In recent months, several of our peer or similarly situated companies have experienced cybersecurity incidents. In addition, although we have policies and procedures in place governing cybersecurity risk, the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future, especially as we have shifted to more employees and other workers working remotely and having access to our technology infrastructure remotely.

We continuously perform enterprise-wide upgrades to our systems and will continue to monitor and upgrade systems as appropriate, legacy systems may be vulnerable to increased risk. Additionally, if a new system does not function properly, it could affect our ability to order supplies, process and deliver customer orders and process and receive payments for our products. This could adversely impact our results of operations and cash flows. Upgraded or new technology may not function as designed and any such upgrades may not go as planned. Moreover, because the techniques, tools and tactics used in cyberattacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As such, we may need to expend additional resources and incur additional costs in the future to continue to protect against or address problems caused by any business interruptions or data security breaches. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, including reporting requirements, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.

•
We may not be able to attract, retain and develop key personnel.

The labor market in the United States is very competitive. Our future performance depends in significant part upon the continued service of our executive officers and other key personnel, including at our plants. Competition for qualified plant personnel remain intense. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other keyleft as a group or at the same time. Our success also depends, in part, on our continuing ability to attract, retain and develop highly qualified personnel and diverse workforce. Competition for such talent remains, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future, and the U.S. labor market has experienced wage inflation, sustained labor shortages, and a shift towards remote work. Factors that may affect our ability to attract and retain sufficient numbers of key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel in a tightening labor market. We experienced an increase in labor turnover in 2021 (20.6%) and 2022 (21.5%) but saw this ease in 2023 (17.6%). We may continue to experience increased personnel turnover in the future compared to 2023, either as a result of our business operations or other broad-based economic or cultural factors.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets, such as our acquisition of the ZICAM, THERABREATH, HERO and other businesses, may place significant additional pressure on our system of internal control over financial reporting and require us to update our internal control over financial reporting to integrate such acquisitions. Moreover, we engage the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control, including as a result of cyberattacks. When we are required to comply with new or revised accounting standards, we must make any appropriate changes to our internal control over financial reporting to fully implement the standards, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholder claims.

•
The COVID-19 pandemic and related impacts has had, and could continue to have, an adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has affected and could continue to negatively affect our business by causing or contributing to, among other things:

•
Significant disruptions in business operations and in the ability of significant third-party vendors, manufacturing and other business or commercial partners, including customers, to meet their obligations to us;
•
Significant decrease or volatility in sales of or demand for our primary products due to the transition from a pandemic to endemic state;
•
Worldwide, regional and local adverse economic and financial market conditions, all of which could impact our manufacturing operations or that of our third-party partners;
•
Adverse impacts on the supply chain, including manufacturing by us or our third-party partners, due to raw material, packaging or other supply shortages, labor shortages or reduced availability of commercial transport and port operational disruptions; and
•
Sustained labor shortages or increased turnover rates.

Although the World Health Organization and the federal government have declared an end to COVID-19 as a global and national health emergency, respectively, risks related to COVID-19 have adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We collect, use and store personal information of our employees, consumers and other third parties in the ordinary course of business. In addition, we sell certain products directly to consumers online and through websites, mobile apps and connected devices, and we offer promotions, rebates, loyalty and other programs through which our data systems may receive personal information. We recognize the importance of data privacy and security and are committed to safeguarding and protecting our information and any other information entrusted to us. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information which is integrated with our overall risk management program. Our cybersecurity risk management program includes a cybersecurity incident response plan to respond to security breaches and cyberattacks. Our cybersecurity incident response plan is part of our overall Information Security Program, which is led by the Company’s Vice President, Global Chief Information Security Officer ("CISO") and overseen by the Company’s Senior Vice President, Global Chief Information Officer, and is designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, the Company, and the Company’s ability to operate. Our cybersecurity incident response plan includes controls and procedures for timely and accurate reporting of any material cybersecurity incident. We design and assess our program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our global enterprise IT environment;
•
a security team responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to security breaches and cyberattacks;
•
the use of external service providers, where appropriate, to assess, perform tabletop exercises or otherwise assist with aspects of our security controls and designed to anticipate cyberattacks and respond to breaches, including an annual maturity assessment of our program by an external third-party;
•
cybersecurity awareness training of our employees and contractors, incident response personnel, and senior management to help them better understand the issues and risks relative to cybersecurity, as well as data privacy (for our employees);
•
Periodically throughout the year, our IT department performs phishing and other exercises to both test our systems and reinforce training of our personnel;
•
a cybersecurity incident response plan managed by our CISO that includes procedures for responding to cybersecurity incidents and is designed to protect and preserve the confidentiality, integrity and continued availability of all information possessed by the Company; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or cash flows.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including reviewing risk assessments from management with respect to our information technology systems and procedures, and overseeing our cybersecurity risk management processes.

The Audit Committee, which is tasked with oversight of certain risk issues, including cybersecurity, receives reports from the Senior Vice President, Global Chief Information Officer and the Vice President, Chief Information Security Officer each quarter. At least annually, the Board of Directors and the Audit Committee also receive updates about the results of exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and our internal response preparedness. The Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board also receives periodic briefings regarding our Information Security Program and cyber threats, including threats faced by our peers, in order to enhance our directors’ literacy on cyber issues. In addition, management will update the Audit Committee, as necessary, regarding cybersecurity incidents, that we may experience.

Our management team, including our Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s cybersecurity risk management is led by our CISO, who has significant experience across digital innovation and technology-enabled growth, information security, infrastructure, operations and compliance.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Approximate number of record holders of our Common Stock as of December 31, 2023: 1,600.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2018. Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)
S&P 500 Household Products Index consists of the Church & Dwight Co., Inc., Clorox Company, Colgate-Palmolive Company, Kimberly-Clark Corporation and P&G.

Dollars
COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
0.00
2018
2019
2020
2021
2022
2023
Five-Year Average Annual Return
Church & Dwight Co., Inc. 8.8%
S&P 500 Index 15.7%
S&P 500 Household Products Index 10.6%

Company / Index	2018	2019	2020	2021	2022	2023
■ Church & Dwight Co., Inc.	100.00	108.36	135.96	161.63	128.63	152.70
■ S&P 500 Index	100.00	131.48	155.66	200.30	163.99	207.05
■ S&P 500 Household Products Index	100.00	131.49	152.22	175.42	165.04	165.25

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

In November 2023, the Company executed an agreement to purchase 3.3 million shares for $300.1, inclusive of fees, of which $229.3 was purchased under the evergreen share repurchase program and $70.8 was purchased under the 2021 Share Repurchase Program.

As a result of the Company’s stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
10/1/2023 to 10/31/2023	346	$90.11	346	$729,727,297
11/1/2023 to 11/30/2023	3,144,242	91.62	3,144,242	$658,905,959
12/1/2023 to 12/31/2023	126,245	94.92	126,245	$658,905,959
Total	3,270,833	$91.75	3,270,833

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

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household, personal care and specialty products. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; VITAFUSION® and L’IL CRITTERS® gummy dietary supplements for adults and children, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads; THERABREATH® oral care products; HERO® acne treatment products; TROJAN condoms, lubricants and vibrators; SPINBRUSH battery-operated toothbrushes; FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; and ZICAM cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits.

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

We operate our business in three segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”). The segments are based on differences in the nature of products and organizational and ownership structures. In 2023, the Consumer Domestic, Consumer International and SPD segments represented approximately 78%, 17% and 5%, respectively, of our consolidated net sales.

Supply Chain, Inflation, Consumer Demand and Competition

We continue to monitor the impact of both inflation and recessionary indicators including the effect of corresponding government actions, such as raising interest rates to counteract inflation, that may negatively impact consumer spending, especially for our discretionary brands, and how these factors will potentially influence future cash flows for the short and long term.

We believe that inflation and recessionary concerns are continuing to drive a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, as consumers reduce spending in these categories and shift to lower cost alternatives. Most notably, a growing number of water flosser consumers have switched to more value-branded products. To address these demand shifts, we are taking steps to better manage production schedules and inventory levels for those products along with increasing promotional activities and marketing spend, as well as continuing efforts to develop lower cost water flosser alternatives.

Our vitamin business continues to experience a softening of growth from record high levels during the COVID-19 pandemic and has seen a significant ramp up in competition coming from new gummy vitamin category entrants which have increased from about six competitors a decade ago to more than 60 of significance today. In addition, residual impacts from previous vitamin-specific supply chain challenges resulted in increased shelf space and/ or display for certain of our competitors. We are improving our product offerings, redesigning packaging, launching new advertising and increasing global promotional and marketing efforts to solidify the business and, ultimately, regain lost market share.

Net sales in our Specialty Products Division declined in 2023, largely due to declining sales of our MEGALAC dairy supplement within our Animal Nutrition business. During the first quarter of 2024, we will be exiting this part of the Animal Nutrition business as a result of the return of foreign competition in the United States dairy market.

Looking forward, the impact that these challenges will continue to have on our operational and financial performance will depend in part on future developments, including inflationary impacts, interest rates, recessionary concerns, as well as retail customers' acceptance of all or a portion of any price increases. Additionally, we may be impacted by our ability to recruit and retain a workforce and engage third-parties to manufacture and distribute our products, as well as any future government actions affecting employers and employees, consumers and the economy in general. While we expect that many of these effects will be transitory and that our value-focused portfolio positions us well in challenging economic environments, it is impossible to predict their impact.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2023 Financial Highlights

Key 2023 financial results include:

•
2023 net sales grew 9.2% over 2022, with gains in Consumer Domestic and Consumer International, partially offset by lower sales in SPD. The gains are primarily due to favorable pricing/product mix, favorable volumes, and the benefit of recent acquisitions in Consumer Domestic and Consumer International, partially offset by unfavorable volumes and pricing/product mix in SPD.
•
Gross margin increased 220 basis points to 44.1% in 2023 from 41.9% in 2022, primarily due to favorable price/volume/mix, the impact of productivity programs, lower transportation costs, and business acquisition benefits, partially offset by higher manufacturing costs including labor and higher commodities.
•
Operating margin increased 690 basis points to 18.0% in 2023 from 11.1% in 2022. The 2022 operating margin included a non-cash charge of $411.0 or 760 basis points related to the Flawless intangible asset impairment. Excluding the impairment charge, operating margin decreased 70 basis points as an increase in gross margins was offset by higher marketing expenses and selling general and administrative costs.
•
We reported diluted net earnings per share in 2023 of $3.05, an increase of approximately 81.5% from 2022 diluted net earnings per share of $1.68 which included the non-cash Flawless intangible asset impairment charge of $1.26 per share.
•
Cash provided by operations was $1,030.6 in 2023, a $145.4 increase from the prior year due to an improvement in working capital and an increase in cash earnings (net income adjusted for non-cash items) including the impact of recent acquisitions.
•
We returned $566.6 in 2023 to our stockholders through cash dividends paid and share repurchases.

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. While a vast majority of our products are consumer staples and less vulnerable to decreases in discretionary spending than other products, certain of our products, are more likely to be affected by consumer decisions to control spending. Some retail customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, diagnostic kits and oral analgesics categories), launching their own brands, and consolidating the product selections they offer to the top few leading brands in each category. In addition, an increasing portion of our product categories are being sold by club stores, dollar stores, mass merchandisers and internet-based retailers. These factors have placed downward pressure on our sales and gross margins.

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

We derive a substantial percentage of our revenues from sales of liquid laundry detergent. As a result, any delays or reduction of sales of these products, in the event that our product category diversification efforts discussed below are not successful, could have a material adverse effect on our business, financial condition, operating results and cash flows. We continue to evaluate and vigorously address these pressures through, among other things, new product introductions and increased marketing and trade spending. However, there is no assurance the category will not decline in the future and that we will be able to offset any such decline.

We are continuously focused on strengthening our key brands through the launch of innovative new products, which span various product categories, including premium and value household products supported by increased marketing and trade spending. There can be no assurance that these measures will be successful.

Our global product portfolio consists of both premium (63% of total worldwide consumer revenue in 2023) and value (37% of total worldwide consumer revenue in 2023) brands, which we believe enables us to succeed in a range of economic environments. We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers.

Over the past two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 17% of sales derived from countries outside of the United States in 2023. We have subsidiary operations in seven countries (Canada, Mexico, U.K., France, Germany, China and Australia). We also export products to over 130 other countries through our Global Markets Group using a broad network of third-party distributors. In 2023, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business. If we are unable to expand our business internationally at the rate that we expect, we may not realize our anticipated growth targets.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Although we believe ongoing international expansion represents a significant opportunity to grow our business, our increasing activity in global markets exposes us to additional complexity and uncertainty. Sales generated outside of the U.S. are exposed to foreign currency exchange rate fluctuations as well as political uncertainty which could impact future operating results. Moreover, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty regarding the global economy. The impact of U.S. tariffs on certain products was a component of increased cost of sale during the year ended December 31, 2023. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we manufacture or sell large quantities of products could negatively impact our business, cash flows, results of operations and financial condition.

We also continue to focus on controlling our costs. Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along cost increases to customers. We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel and other commodities. Additionally, our focus on tight cost controls has enabled us to effectively navigate challenging economic conditions.

The identification and integration of strategic acquisitions are an important component of our overall strategy and product category diversification. Acquisitions have added significantly to our sales, profits and product category diversification over the last decade. This is evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “Vi-cor Acquisition”), the 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “Toppik Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “Anusol Acquisition”), the 2017 acquisitions of the VIVISCAL brand from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), and the WATERPIK brand from Pik Holdings, Inc. (the “Waterpik Acquisition”), the 2020 acquisition of the ZICAM brand from Consumer Health Holdco LLC, the 2021 acquisition of the THERABREATH brand from Dr. Harold Katz, LLC and HK-IP International, Inc, and the 2022 acquisition of the HERO brand which includes the MIGHTY PATCH acne treatment products. The failure to effectively identify or integrate any acquisition or achieve expected synergies may cause us to incur material asset write-downs. We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities. In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions. Since 2001, we have acquired six of our seven “power brands.”

We believe we are well positioned to meet the ongoing challenges described above due to our strong financial condition, experience operating in challenging environments and continued focus on key strategic initiatives. Our focus is to maintain competitive marketing and trade spending, manage our cost structure, continue to develop and launch new and differentiated products, while pursuing strategic acquisitions. This focus, together with the strength of our portfolio of premium and value brands, has enabled us to succeed in a range of economic environments. Moreover, the generation of a significant amount of cash from operations provides us with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and share buy backs, and reduce outstanding debt. These factors position us to continue to increase stockholder value over the long-term.

For information regarding risks and uncertainties that could materially adversely affect our business, results of operations and financial condition and cash flows, see “Risk Factors” in Item 1A of this Annual Report.

Recent Developments

Dividend Increase

On January 31, 2024, the Board declared a 4% increase in the regular quarterly dividend from $0.2725 to $0.28375 per share (equivalent to an annual dividend of $1.135 per share) payable to stockholders of record as of February 15, 2024. The increase raises the annualized dividend payout from $267.0 to approximately $276.0 on an annualized basis.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for our products. Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. We rely on historical experience and forecasted data to determine the required reserves. For example, we use historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, a difference of approximately $0.7 in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If our estimates for promotional activities and sales returns reserves were to change by 10% the impact to promotional spending and sales return accruals would be approximately $16.0. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.

Impairment of goodwill, trade names and other intangible assets

The Company has intangible assets of substantial value on its consolidated balance sheet. Intangible assets relate to intangible assets with a useful life, indefinite-lived trade names and goodwill. The Company determines whether an intangible asset (other than goodwill) has a useful life based on multiple factors, including how long the Company intends to generate cash flows from the asset.

Intangible assets with a useful life are assessed for impairment when there are business triggering events. Carrying values of goodwill and indefinite-lived trade names are reviewed at least annually for possible impairment.

Our impairment analysis is based on a discounted cash flow approach that requires significant judgment with respect to unit volume, revenue and expense growth rates, and the selection of an appropriate discount rate and royalty rate. Management uses estimates based on expected trends in making these assumptions. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. For trade names and other intangible assets, an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. Fair value for indefinite-lived intangible assets is estimated based on a "relief from royalty" or "excess earnings" discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. Judgment is required in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change, distribution losses, or competitive activities and acts by governments and courts may indicate that an asset has become impaired.

The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units. We determined that the fair value of all indefinite-lived intangible assets for each of the years in the three-year period ended December 31, 2023 exceeded their respective carrying values based upon the forecasted cash flows and profitability.

Recently, our global TROJAN business has benefited from the successful introduction of new products, such as TROJAN BARESKIN RAW, which has contributed to expanded distribution resulting in sales growth in 2023 and an improvement in the expected sales growth outlook for this business. While the Company cannot predict future changes in economic or competitive factors that may adversely impact the underlying cash flows used to estimate fair value of the trade name, it believes that the improved growth and profitability outlook for this business has reduced the near-term risk of impairment of the TROJAN trade name. The carrying value of the TROJAN trade name is $176.4 and fair value represented 162% of the carrying value as of October 1, 2023.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Our global WATERPIK business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products resulting in part from inflation and a growing number of water flosser consumers switching to more value-branded products. Waterpik's profitability has also been impacted by tariffs imposed on its products imported into the United States that were manufactured in China. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of these assets. The carrying value of the WATERPIK trade name is $644.7 and fair value represented 109% of the carrying value as of October 1, 2023.

The vitamin category continues to experience a softening of growth from record high levels during the COVID-19 pandemic and significant product competition coming from new category entrants. The category has grown from about 6 competitors a decade ago to more than 60 of significance in recent years. In addition, residual impacts from previous vitamin-specific supply chain challenges have resulted in reduced shelf space for VITAFUSION and LIL CRITTERS at certain retailers and consumers switching to competitor’s brands. These factors, along with higher interest rates, have resulted in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the VITAFUSION and LIL' CRITTERS trade name. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. The carrying value of the VITAFUSION and LIL' CRITTERS trade name is $281.3 and fair value represented 154% of the carrying value as of October 1, 2023.

In the fourth quarter of 2022, we determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consist of the definite-lived trade name, customer relationships and technology assets recorded at acquisition. We evaluated our ability to recover the carrying values of the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The remaining net book value of the trade name as of December 31, 2023 is $30.9 and will be amortized over a remaining useful life of two years. We have implemented strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. We record liabilities for potential assessments in various tax jurisdictions under U.S. GAAP guidelines. The liabilities relate to tax return positions that, although supportable by us, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized on the income statement. We adjust this liability as a result of changes in tax legislation, interpretations of laws by courts, guidance and rulings issued by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual effective tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual effective tax rate.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements included in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2023.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

The discussion of results of operations at the consolidated level presented below is followed by a more detailed discussion of results of operations by segment. This section of this Form 10-K generally discusses 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. The segment discussion also addresses certain product line information. Our operating segments are consistent with our reportable segments.

Consolidated results

2023 compared to 2022

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2023	Prior Year	December 31, 2022
Net Sales	$5,867.9	9.2%	$5,375.6
Gross Profit	$2,588.5	15.0%	$2,250.0
Gross Margin	44.1%	220 basis points	41.9%
Marketing Expenses	$641.3	19.8%	$535.2
Percent of Net Sales	10.9%	90 basis points	10.0%
Selling, General & Administrative Expenses	$889.8	-20.3%	$1,117.0
Percent of Net Sales	15.2%	-560 basis points	20.8%
Income from Operations	$1,057.4	76.9%	$597.8
Operating Margin	18.0%	690 basis points	11.1%
Net income per share - Diluted	$3.05	81.5%	$1.68

Net Sales

Net sales for the year ended December 31, 2023 were $5,867.9, an increase of $492.3, or 9.2% compared to 2022 net sales. The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2023
Product volumes sold	0.9%
Pricing/Product mix	4.4%
Acquired product lines (1)	3.9%
Net Sales increase	9.2%
(1)
On October 13, 2022, the Company acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the HERO® brand which includes the MIGHTY PATCH® acne treatment products (the "Hero Acquisition").

The volume change reflects increased volumes in the Consumer Domestic and Consumer International Segments partially offset by volume declines in SPD. Price/mix was favorable in the Consumer Domestic and Consumer International Segments partially offset by slightly unfavorable price/mix in the SPD segment.

Gross Profit

Our gross profit for 2023 was $2,588.5, a $338.5 increase compared to 2022. Gross margin was 44.1% in 2023 compared to 41.9% in 2022, a 220 basis points (“bps”) increase. The increase is due to favorable price/volume/mix of 220 bps, the impact of productivity programs of 150 bps, lower transportation costs of 100 bps, and benefits from the Hero Acquisition of 90 bps, partially offset by higher manufacturing costs including labor and higher commodities of 340 bps.

Operating Costs

Marketing expenses for 2023 were $641.3, an increase of $106.1 compared to 2022. Marketing expenses as a percentage of net sales increased 90 bps to 10.9% in 2023 as compared to 2022 due to 180 bps on higher expense from increased marketing spend as our ability to meet customer demand improved, offset by 90 bps of leverage on higher net sales.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

SG&A expenses for 2023 were $889.8, a decrease of $227.2 or 20.3% compared to 2022. SG&A as a percentage of net sales decreased 560 bps to 15.2% in 2023 compared to 20.8% in 2022 due to 390 bps on lower expenses and 170 bps of leverage associated with higher sales. The lower expenses of 390 bps were primarily due to the non-cash Flawless intangible asset impairment charges of $411.0 or 760 bps in 2022, partially offset by higher expenses associated with the Hero Acquisition of $78.7, investment spending for future growth and higher incentive compensation costs which reflects improved business performance.

Other Income and Expenses

Other income increased $9.4 in 2023 as compared to 2022 primarily due to higher investment income.

Interest expense in 2023 was $110.9, an increase of $21.3 primarily due to higher average interest rates on outstanding debt.

Taxation

The 2023 effective income tax rate was 21.9% compared to 20.9% in 2022. The increase in the rate is due to the tax rate benefit of the FLAWLESS impairment charge recorded in 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. The new law did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2023.

Segment results for 2023, 2022 and 2021

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

The Corporate segment income consists of equity in earnings of affiliates. As of December 31, 2023, we held 50% ownership interests in each of Armand and ArmaKleen, respectively. Our equity in earnings of Armand and ArmaKleen, totaling $8.7, $12.3 and $9.4 for the three years ended December 31, 2023, 2022 and 2021, respectively, are included in the Corporate segment.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Some of the subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for each of the three years ended December 31, 2023, 2022 and 2021 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
2023	$4,571.2	$975.7	$321.0	$0.0	$5,867.9
2022	4,131.0	896.1	348.5	0.0	5,375.6
2021	3,941.9	912.2	336.0	0.0	5,190.1
Income before Income Taxes(2)
2023	$842.7	$94.8	$21.2	$8.7	$967.4
2022(4)	427.3	38.8	44.9	12.3	523.3
2021(5)	861.4	127.3	33.6	9.4	1,031.7
(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $17.0, $15.1 and $10.8 for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen in 2023, 2022 and 2021.
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

Product line revenues for external customers for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Household Products	$2,484.1	$2,272.0	$2,103.0
Personal Care Products	2,087.1	1,859.0	1,838.9
Total Consumer Domestic	4,571.2	4,131.0	3,941.9
Total Consumer International	975.7	896.1	912.2
Total SPD	321.0	348.5	336.0
Total Consolidated Net Sales	$5,867.9	$5,375.6	$5,190.1

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Consumer Domestic

2023 compared to 2022

Consumer Domestic net sales in 2023 were $4,571.2, an increase of $440.2 or 10.7% compared to net sales of $4,131.0 in 2022. The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2023
Product volumes sold	1.0%
Pricing/Product mix	4.7%
Acquired product lines (1)	5.0%
Net Sales increase	10.7%
(1)
Includes the Hero Acquisition since October 13, 2022 (the date of the acquisition).

The increase in net sales for 2023 reflects the impact of the Hero Acquisition, and the impact of higher sales of THERABREATH® mouth wash, ARM & HAMMER® cat litter, ARM & HAMMER® liquid detergent, and ARM & HAMMER® baking soda, partially offset by declines in FINISHING TOUCH FLAWLESS® hair removal products, VITAFUSION® and L’IL CRITTERS® gummy dietary supplements, and WATERPIK® water flossers.

Consumer Domestic income before income taxes for 2023 was $842.7, a $415.4 increase as compared to 2022. The 2022 results include the FINISHING TOUCH FLAWLESS intangible asset impairment charge of $349.3 in SG&A expenses. Excluding the impairment charge, income before income taxes increased $66.1 due to favorable price/mix of $193.0, the gross margin benefit of higher sales volumes related to the Hero Acquisition of $138.1, lower manufacturing and distribution expenses of $12.0, partially offset by higher SG&A expenses of $165.2 from higher expenses associated with the Hero Acquisition and higher incentive compensation costs, higher marketing expenses of $96.5, and higher interest and other expenses of $15.3.

Consumer International

2023 compared to 2022

Consumer International net sales in 2023 were $975.7, an increase of $79.6 or 8.9% as compared to 2022. The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2023
Product volumes sold	3.4%
Pricing/Product mix	5.1%
Foreign exchange rate fluctuations	0.1%
Acquired product lines (1)	0.3%
Net Sales increase	8.9%
(1)
Includes the Hero Acquisition since October 13, 2022 (the date of the acquisition).

Excluding the impact of foreign exchange rates and acquired product lines, the increase in net sales for the year ended December 31, 2023, is driven by STERIMAR® nasal congestion relief, THERABREATH® mouth wash, BATISTE® dry shampoo, OXICLEAN® stain removers and WATERPIK in the Global Markets Group; BATISTE® dry shampoo, OXICLEAN® stain removers, THERABREATH® mouth wash, and GRAVOL® anti-nauseant in Canada; STERIMAR® nasal congestion relief and BATISTE® dry shampoo in Europe and STERIMAR® nasal congestion relief, ARM & HAMMER® dental care, ARM & HAMMER® baking soda, and ARM & HAMMER® liquid detergent in Mexico.

Consumer International income before income taxes was $94.8 in 2023, an increase of $56.0 compared to 2022. The increase is due to favorable price/mix of $53.4, lower SG&A expenses of $33.3 (including the 2022 FLAWLESS intangible asset impairment charge of $61.7, partially offset by higher incentive compensation costs), the gross margin benefit of higher sales volumes of $12.1, and favorable foreign exchange rates of $3.1, partially offset by higher manufacturing and commodity costs of $33.5, higher marketing expenses of $10.2, and higher interest and other expenses of $2.1.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Specialty Products

2023 compared to 2022

SPD net sales were $321.0 for 2023, a decrease of $27.5, or 7.9% compared to 2022. The components of the net sales change are the following:

Net Sales - SPD	December 31, 2023
Product volumes sold	(7.2%)
Pricing/Product mix	(0.7%)
Net Sales decrease	(7.9%)

Net sales decreased in the year ended December 31, 2023 primarily due to competitive imports within our domestic dairy business.

SPD income before income taxes was $21.2 in 2023, a decrease of $23.7 compared to 2022. The decrease in income before income taxes for 2023 is due to higher SG&A costs of $16.4 (including the Passport intangible asset impairment charge of $3.5 and higher incentive compensation costs), the gross margin impact of lower sales volumes of $7.2, unfavorable manufacturing costs of $3.4, and unfavorable price/mix of $2.5, partially offset by lower interest and other expenses of $5.4, and lower marketing expenses of $0.5.

Corporate

Corporate includes administrative costs of the production, planning and logistics functions which are elements of Cost of Sales in our Consolidated Statements of Income but are allocated to the operating segments in SG&A expenses to determine operating segment income before income taxes. Such amounts were $60.4, $34.3 and $47.1 for 2023, 2022 and 2021, respectively. The increase in 2023 compared to 2022 is primarily due to higher incentive compensation costs.

Also included in corporate are the equity in earnings of affiliates from Armand and ArmaKleen, totaling $8.7, $12.3 and $9.4 for the three years ended December 31, 2023, 2022 and 2021, respectively.

Liquidity and Capital Resources

On June 16, 2022, we entered into a credit agreement (the “Credit Agreement”) that provides for our $1,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on June 16, 2027, unless extended. The Credit Agreement replaced our prior $1,000.0 unsecured revolving credit facility that would have matured on March 29, 2024 that was entered into on March 29, 2018. We have the ability to increase our borrowing up to an additional $750.0, subject to lender commitments and certain conditions as described in the Credit Agreement. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,500.0 commercial paper program.

As of December 31, 2023, we had $344.5 in cash and cash equivalents, and approximately $1,495.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

On December 22, 2021, we entered into a $400.0 unsecured term loan facility (as amended on June 16, 2022, the “Term Loan Facility”) with various banks. The loan under the Term Loan Facility (the “Term Loan”) was fully drawn at closing. Unless repaid early, the Term Loan is due on December 22, 2024. The interest rate is the Secured Overnight Financing Rate (“SOFR”) plus a spread and an applicable

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

margin based on the Company’s credit rating, which can range from 60 basis points to 125 bps. The proceeds of the Term Loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper. In 2023, we repaid $200.0 of the Term Loan with cash on hand and commercial paper borrowings. In January 2024, we repaid an additional $100.0 of the Term Loan with cash on hand.

Additionally, we financed the TheraBreath Acquisition with a portion of the proceeds from an underwritten public offering of $400.0 aggregate principal amount of 2.3% Senior Notes due 2031 (the “2031 Notes”) completed on December 10, 2021. The 2031 Notes will mature on December 15, 2031, unless earlier retired or redeemed pursuant to the terms of the supplemental indenture governing the terms of the 2031 Notes.

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

In November 2023, we executed an agreement to purchase 3.3 million shares for $300.1, inclusive of fees, of which $229.3 was purchased under the evergreen share repurchase program and $70.8 was purchased under the 2021 Share Repurchase Program.

As a result of our stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2023.

On January 31, 2024, the Board declared a 4% increase in the regular quarterly dividend from $0.2725 to $0.28375 per share, equivalent to an annual dividend of $1.135 per share payable to stockholders of record as of February 15, 2024. The increase raises the annual dividend payout from $267.0 to approximately $276.0 on an annualized basis.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $180.0 in 2024 primarily for manufacturing capacity investments in laundry, litter and vitamins to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Net cash provided by operating activities	$1,030.6	$885.2	$993.8
Net cash used in investing activities	$(234.3)	$(728.6)	$(682.0)
Net cash used in financing activities	$(725.6)	$(120.9)	$(252.1)

2023 compared to 2022

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Our net cash provided by operating activities in 2023 increased by $145.4 to $1,030.6 as compared to $885.2 in 2022 due to an improvement in working capital and an increase in cash earnings (net income adjusted for non-cash items) including the impact of recent acquisitions. The improvement in working capital is primarily related to lower investment in inventory in the U.S. as fill rates have improved, lower investment in inventory related to our discretionary brands and higher incentive compensation accruals. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022	Change
Days of sales outstanding in accounts receivable ("DSO")	29	28	1
Days of inventory outstanding ("DIO")	70	69	1
Days of accounts payable outstanding ("DPO")	72	78	6
Cash conversion cycle	27	19	8

Our cash conversion cycle (defined as the sum of DSO plus DIO less DPO) at December 31, 2023, which is calculated using a two period average method, increased 8 days from the prior year primarily due to a reduction in DPO of 6 days. The reduction in 2023 DPO compared to 2022 is partially driven by our recent acquisitions. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2023 was $234.3, primarily reflecting property, plant and equipment additions of $223.5. Net cash used in investing activities during 2022 was $728.6, primarily reflecting $546.8 for the Hero Acquisition and $178.8 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the twelve months of 2023 was $725.6, reflecting $300.1 of treasury stock purchases, $266.5 of cash dividend payments and $270.6 of net debt repayments, partially offset by $111.7 of proceeds from stock option exercises. Net cash used in financing activities during the twelve months of 2022 was $120.9, reflecting $255.0 of cash dividend payments and $12.0 of financing costs, partially offset by $119.9 of net debt borrowings, and $26.2 of proceeds from stock option exercises.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

OTHER ITEMS

Market risk

Concentration of Risk

A group of four customers accounted for approximately 44% and 42% of consolidated net sales in 2023 and 2022, respectively. A group of three customers accounted for approximately 37% of consolidated net sales in 2021, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 24% and 24% in 2023, 2022 and 2021, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2023, of $2,406.0, net of debt issuance costs, of which approximately 92% has a fixed weighted average interest rate of 4.1% and the remaining 8% was constituted primarily of the term loan due 2024 with a current rate of approximately 6.2%. From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rate associated with anticipated issuances of debt.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under the heading “Market Risk” in the “Management’s Discussion and Analysis” section. Refer to page 48 of this Annual Report.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 50 and 52 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Trade Names and Other Intangibles, Net – Waterpik and Vitamins – Refer to Notes 1 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company owns trade names that are considered to have indefinite lives. These trade names are required to be measured periodically for impairment.

The Company’s global Waterpik business has continued to experience a decline in customer demand for many of its products, primarily due to value-branded competitive products and lower consumer spending on discretionary products resulting in part from inflation. As a result, the Waterpik business has experienced declining sales and profits resulting in a reduction in expected future cash flows, eroding a substantial portion of the excess between the fair and carrying value of the trade name. The carrying value of the WATERPIK trade name is $644.7 million and the fair value represented 109% of the carrying value as of October 1, 2023.

The vitamin category continues to experience a softening of growth from higher levels during the COVID-19 pandemic and competition from new category entrants. In addition, residual impacts from previous vitamin-specific supply chain challenges have resulted in reduced shelf space for VITAFUSION and LIL' CRITTERS at certain retailers and consumers switching to competitor’s brands. These factors, along with higher interest rates, have resulted in a reduction in the expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. The carrying value of the VITAFUSION and LIL' CRITTERS trade name is $281.3 million and the fair value represented 154% of the carrying value as of October 1, 2023.

Management estimates the fair value of these trade names on a periodic basis based on an “excess earnings” discounted cash flow method. The determination of fair value requires management to make significant estimates and assumptions related to future performance, such as revenue growth rates, as well as the selection of appropriate valuation assumptions, such as discount rates. Changes in these assumptions could have a significant impact on the fair value of the trade names, leading to an impairment.

Given the significant judgments made by management to estimate the trade names’ fair value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rates and the selection of the discount rates involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of revenue growth rates and the selection of discount rates for the trade names included the following, among others:

•
We tested the effectiveness of controls over the account balance, including those over the revenue growth rates and the selection of the discount rates.
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
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
-
Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
-
Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Morristown, NJ

February 15, 2024

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

February 15, 2024

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net Sales	$5,867.9	$5,375.6	$5,190.1
Cost of sales	3,279.4	3,125.6	2,926.6
Gross Profit	2,588.5	2,250.0	2,263.5
Marketing expenses	641.3	535.2	577.7
Selling, general and administrative expenses	889.8	1,117.0	606.7
Income from Operations	1,057.4	597.8	1,079.1
Equity in earnings of affiliates	8.7	12.3	9.4
Other income (expense), net	12.2	2.8	(2.3)
Interest expense	(110.9)	(89.6)	(54.5)
Income before Income Taxes	967.4	523.3	1,031.7
Income taxes	211.8	109.4	204.2
Net Income	$755.6	$413.9	$827.5

Weighted average shares outstanding - Basic	244.9	242.9	244.9
Weighted average shares outstanding - Diluted	247.6	246.3	249.6
Net income per share - Basic	$3.09	$1.70	$3.38
Net income per share - Diluted	$3.05	$1.68	$3.32
Cash dividends per share	$1.09	$1.05	$1.01

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2023	2022	2021
Net Income	$755.6	$413.9	$827.5
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	8.6	(16.2)	(3.8)
Defined benefit plan gain (loss)	2.9	2.3	(0.6)
Income (loss) from derivative agreements	(9.4)	52.8	13.8
Other comprehensive income (loss)	2.1	38.9	9.4
Comprehensive income	$757.7	$452.8	$836.9

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$344.5	$270.3
Accounts receivable, less allowances of $7.3 and $3.5	526.9	422.0
Inventories	613.3	646.6
Other current assets	45.0	57.0
Total Current Assets	1,529.7	1,395.9

Property, Plant and Equipment, Net	927.7	761.1
Equity Investment in Affiliates	12.0	12.7
Trade Names and Other Intangibles, Net	3,302.3	3,431.6
Goodwill	2,431.5	2,426.8
Other Assets	366.0	317.5
Total Assets	$8,569.2	$8,345.6

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$3.9	$74.0
Current portion of long-term debt	199.9	0.0
Accounts payable	630.6	666.7
Accrued expenses and other liabilities	580.4	436.1
Income taxes payable	7.2	7.0
Total Current Liabilities	1,422.0	1,183.8

Long-term Debt	2,202.2	2,599.5
Deferred Income Taxes	743.1	757.0
Deferred and Other Long-term Liabilities	313.7	273.4
Business Acquisition Liabilities	32.8	42.0
Total Liabilities	4,713.8	4,855.7

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 293,709,982 shares issued as of December 31, 2023 and 2022	293.7	293.7
Additional paid-in capital	454.8	366.2
Retained earnings	6,012.3	5,524.6
Accumulated other comprehensive loss	(27.2)	(29.3)
Common stock in treasury, at cost: 50,557,219 shares as of December 31, 2023 and 49,814,106 shares as of December 31, 2022	(2,878.2)	(2,665.3)
Total Stockholders' Equity	3,855.4	3,489.9
Total Liabilities and Stockholders’ Equity	$8,569.2	$8,345.6

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flow From Operating Activities
Net Income	$755.6	$413.9	$827.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	72.8	67.0	68.4
Amortization expense	152.4	152.0	150.7
Change in fair value of business acquisition liabilities	0.0	0.0	(98.0)
Deferred income taxes	(13.8)	(117.7)	20.3
Flawless impairment	0.0	411.0	0.0
Equity in net earnings of affiliates	(8.7)	(12.3)	(9.4)
Distributions from unconsolidated affiliates	9.5	8.7	9.4
Non-cash compensation expense	63.6	32.3	23.7
Asset impairment charge and other asset write-offs	8.9	2.4	14.9
Other	(0.4)	(3.2)	3.6
Change in assets and liabilities:
Accounts receivable	(97.4)	(5.3)	2.4
Inventories	38.5	(92.8)	(29.1)
Other current assets	10.4	2.5	(6.1)
Accounts payable and accrued expenses	55.2	39.9	47.5
Income taxes payable	(1.8)	14.4	(16.0)
Other operating assets and liabilities, net	(14.2)	(27.6)	(16.0)
Net Cash Provided By Operating Activities	1,030.6	885.2	993.8
Cash Flow From Investing Activities
Additions to property, plant and equipment	(223.5)	(178.8)	(118.8)
Acquisitions	0.0	(546.8)	(556.0)
Other	(10.8)	(3.0)	(7.2)
Net Cash Used In Investing Activities	(234.3)	(728.6)	(682.0)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	998.8	799.2
Long-term debt (repayments)	(200.0)	(700.0)	(300.0)
Short-term debt (repayments), net of borrowings	(70.6)	(178.9)	(98.5)
Proceeds from stock options exercised	111.7	26.2	98.7
Payment of cash dividends	(266.5)	(255.0)	(247.5)
Purchase of treasury stock	(300.1)	0.0	(500.0)
Deferred financing and other	(0.1)	(12.0)	(4.0)
Net Cash Used In Financing Activities	(725.6)	(120.9)	(252.1)
Effect of exchange rate changes on cash and cash equivalents	3.5	(6.0)	(2.2)
Net Change In Cash and Cash Equivalents	74.2	29.7	57.5
Cash and Cash Equivalents at Beginning of Period	270.3	240.6	183.1
Cash and Cash Equivalents at End of Period	$344.5	$270.3	$240.6

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash paid during the year for:
Interest (net of amounts capitalized)	$111.9	$86.0	$51.8
Income taxes	$228.2	$213.1	$202.8
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$30.7	$13.7	$10.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023, 2022 and 2021

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2020	292.8	(47.4)	$292.8	$274.4	$4,786.0	$(77.6)	$(2,255.2)	$3,020.4
Net income	0.0	0.0	0.0	0.0	827.5	0.0	0.0	827.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	9.4	0.0	9.4
Cash dividends	0.0	0.0	0.0	0.0	(247.5)	0.0	0.0	(247.5)
Stock purchases	0.0	(5.7)	0.0	10.0	0.0	0.0	(510.0)	(500.0)
Stock based compensation expense and stock option plan transactions	0.0	2.8	0.0	25.9	0.0	0.0	97.5	123.4
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	413.9	0.0	0.0	413.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	38.9	0.0	38.9
Cash dividends	0.0	0.0	0.0	0.0	(255.0)	0.0	0.0	(255.0)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.9	0.7	0.9	35.9	(0.3)	0.0	22.4	58.9
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	755.6	0.0	0.0	755.6
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1
Cash dividends	0.0	0.0	0.0	0.0	(266.5)	0.0	0.0	(266.5)
Stock purchases	0.0	(3.3)	0.0	0.0	0.0	0.0	(300.1)	(300.1)
Stock based compensation expense and stock option plan transactions	0.0	2.5	0.0	88.6	(1.4)	0.0	87.2	174.4
December 31, 2023	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Management makes estimates regarding inventory valuation, promotional and sales returns reserves, the carrying amount of goodwill and other intangible assets, the realization of deferred tax assets, tax reserves, business acquisition liabilities, liabilities related to other postretirement benefit obligations and other matters that affect the reported amounts and other disclosures in the financial statements. These estimates are based on judgment and available information. Actual results could differ materially from those estimates, and it is possible that changes in such estimates could occur in the near term.

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

The Company has applied the portfolio approach to all open contracts as they have similar characteristics and can reasonably expect that the effects on the financial statements of applying this guidance to the portfolio of contracts would not differ materially from applying this guidance to the individual contracts within the portfolio.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes.

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015. Transactions under this agreement are accounted for as sales of accounts receivable and are removed from the Consolidated Balance Sheet at the time of the sales transaction. The level of customers associated with the Company’s factoring program and the sales performance by those customers has driven the amount factored each year. The total amount factored in each year was $144.2, $211.2, and $181.2 during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $52.5 at December 31, 2023, and $46.0 at December 31, 2022.

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

Research and Development

The Company incurred research and development expenses in the amount of $122.4, $110.0 and $105.2 in 2023, 2022 and 2021, respectively. These expenses are included in SG&A expenses and are expensed as incurred.

Earnings Per Share (“EPS”)

Basic EPS is calculated based on income available to holders of the Company’s common stock (“Common Stock”) and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes dilution from potential Common Stock issuable pursuant to the exercise of outstanding stock options. The following table sets forth a reconciliation of the weighted-average number of shares of Common Stock outstanding to the weighted-average number of shares outstanding on a diluted basis:

	2023	2022	2021
Weighted average common shares outstanding - basic	244.9	242.9	244.9
Dilutive effect of stock options	2.7	3.4	4.7
Weighted average common shares outstanding - diluted	247.6	246.3	249.6
Antidilutive stock options outstanding	2.6	3.0	1.6

Employee and Director Stock Based Compensation

The fair value of stock-based compensation is determined at the grant date and the related expense is generally recognized over the required employee service period in which the share-based compensation vests. For employees and Directors that meet retirement eligibility requirements, the expense related to stock-based compensation is recognized on the date of grant as there is no service period required to vest in the awards. The following table presents the pre-tax expense associated with the fair value of stock awards included in SG&A expenses and in cost of sales:

	For the Year Ended December 31,
	2023	2022	2021
Cost of sales	$3.4	$2.5	$3.3
Selling, general and administrative expenses	61.5	30.1	22.3
Total	$64.9	$32.6	$25.6

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company records liabilities for potential assessments in various tax jurisdictions in accordance with GAAP. The liabilities relate to tax return positions that, although supportable by the Company, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized in the income statement. The Company adjusts this liability as a result of changes in tax legislation, interpretations of laws by courts, rulings by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue with, or an adverse determination in litigation against, a taxing authority could require the use of cash and result in an increase in the Company’s annual effective tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to the Company’s annual effective tax rate.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, intended to add certain qualitative and quantitative disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company has adopted the standard which resulted in additional disclosures. Refer to Note 9.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure which includes amendments that further expand income tax disclosures, by requiring the disaggregation of information in the rate reconciliation table, and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

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

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$217.7	$217.7	$153.9	$153.9
Financial Liabilities:
Short-term borrowings	Level 2	3.9	3.9	74.0	74.0
Term loan due December 22, 2024	Level 2	200.0	200.0	400.0	400.0
3.15% Senior notes due August 1, 2027	Level 2	424.8	406.9	424.8	397.3
2.3% Senior notes due December 15, 2031	Level 2	399.3	338.6	399.3	321.3
5.6% Senior notes due November 15, 2032	Level 2	499.2	535.6	499.1	518.9
3.95% Senior notes due August 1, 2047	Level 2	397.7	333.7	397.6	316.7
5.0% Senior notes due June 15, 2052	Level 2	499.8	498.1	499.7	464.7

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the twelve months ended December 31, 2023.

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

Other: The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of December 31, 2023 and 2022.

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

During 2023 and 2022, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated Statements of Income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. The carriers charge the Company a basic rate per mile for diesel fuel. The Company has entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers. The agreements covered approximately 75.0% of the Company’s 2023 diesel fuel requirements. These diesel fuel hedge agreements qualified for hedge accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S Dollar/Chinese Yuan and U.S. Dollar/Australian Dollar.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, Chinese Yuan, and

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

Australian Dollar. The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2023 totaled $228.9 in U.S. Dollars, of which $228.9 qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Lock Agreements

From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rates associated with anticipated issuances of debt. The interest rate lock agreements outstanding at December 31, 2021 were settled in the second quarter of 2022 for a loss of $4.2. The Company entered into additional interest rate lock agreements in the third quarter of 2022 which were settled in the fourth quarter of 2022 for a gain of $21.9. These agreements were used to hedge the interest rate risk associated with the first ten years of semi-annual interest payments associated with the Senior Notes due in 2052 and 2032, respectively, and will each be amortized over a ten-year period to interest expense. There were no interest rate lock agreements outstanding as of December 31, 2023 or 2022. The net gain on the settlement of these interest rate lock agreements was included in Accumulated Other Comprehensive Income ("AOCI").

Commodity Hedges

The Company is subject to exposure due to changes in prices of commodities used in production. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into commodity forward swap contracts. These hedges are designated as cash flow hedges for accounting purposes and, therefore, changes in the fair value of the contracts are recorded in AOCI and reclassified to earnings when the hedged transaction affected earnings. The fair value of these commodity hedge agreements is reflected in the Consolidated Balance Sheet within Other Current Assets and Accounts Payable and Accrued Expenses.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign exchange contracts	$228.9	$231.5
Diesel fuel contracts	2.3 gallons	5.0 gallons
Commodities contracts	59.0 pounds	26.8 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$0.0	$1.6
Equity derivatives	$23.2	$22.5

Excluding the interest rate lock agreements disclosed above, the fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above did not have a material impact on the Company’s consolidated financial statements for the periods ended December 31, 2023, 2022, and 2021.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

4.
Inventories

Inventories consist of the following:

	December 31,	December 31,
	2023	2022
Raw materials and supplies	$137.5	$149.5
Work in process	40.2	46.8
Finished goods	435.6	450.3
Total	$613.3	$646.6

5.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	December 31,	December 31,
	2023	2022
Land	$28.3	$28.1
Buildings and improvements	317.8	299.1
Machinery and equipment	895.1	856.5
Software	122.6	109.1
Office equipment and other assets	105.2	96.9
Construction in progress	348.4	211.5
Gross PP&E	1,817.4	1,601.2
Less accumulated depreciation and amortization	889.7	840.1
Net PP&E	$927.7	$761.1

	For the Year Ended December 31,
	2023	2022	2021
Depreciation expense on PP&E	$72.8	$67.0	$68.4

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

6.
Acquisitions

On October 13, 2022, the Company acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the HERO® brand which includes MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). The Company paid $546.8, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 for five years to satisfy certain indemnification obligations, if necessary. The Company also issued $61.5 of restricted stock which will be recognized as compensation expense as the vesting requirements for individuals who received the restricted stock, and will continue to be employed by the Company, are satisfied. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. Hero’s annual net sales for the year ended December 31, 2022 were approximately $179.0. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic and Consumer International segments. In the first quarter of 2023, the Company made a net cash payment of $3.5 primarily associated with final working capital adjustments. In the third quarter of 2023, the Company completed its determination of the acquired tax position of Hero Cosmetics Inc. resulting in a $1.3 adjustment to increase goodwill.

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

On December 24, 2021, the Company acquired all of the outstanding equity of Dr. Harold Katz, LLC and HK-IP International, Inc., the owners of the THERABREATH® brand of oral care products (the “TheraBreath Acquisition”). The Company paid $556.0, net of cash acquired, at closing and deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing. THERABREATH’s annual net sales for the year ended December 31, 2021 were approximately $100.0. The acquisition was financed by the proceeds from a $400.0 three-year term loan and the Company’s underwritten public offering of $400.0 aggregate principal Senior Notes due on December 15, 2031. The THERABREATH business is managed in the Consumer Domestic and Consumer International segments. In 2022, the Company made net cash payments of $3.8 primarily associated with final working capital adjustments.

The fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$11.3
Inventory	12.9
Trade name (indefinite lived)	487.0
Other intangible assets	30.1
Goodwill	43.7
Accounts payable and accrued expenses	(15.0)
Business acquisition liabilities	(14.0)
Cash purchase price (net of cash acquired)	$556.0

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of amortizable intangible assets:

	December 31, 2023					December 31, 2022
	Gross				Amortization	Gross
	Carrying	Accumulated			Period	Carrying	Accumulated
	Amount(1)	Amortization(1)	Impairments	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade names	$1,385.5	$(403.5)	$0.0	$982.0	3-20	$1,785.8	$(406.2)	$(319.0)	$1,060.6
Customer Relationships	644.9	(373.3)	(3.5)	268.1	15-20	723.4	(358.9)	(59.3)	305.2
Patents/Formulas	208.3	(116.1)	(1.9)	90.3	4-20	251.7	(114.6)	(32.7)	104.4
Total	$2,238.7	$(892.9)	$(5.4)	$1,340.4		$2,760.9	$(879.7)	$(411.0)	$1,470.2

(1) The gross carrying value of the Flawless intangible assets was reduced by impairment charges and accumulated amortization as of December 31, 2022.

Intangible amortization expense amounted to $124.3 for 2023, $122.4 for 2022 and $120.3 for 2021, respectively. The Company estimates that intangible amortization expense will be approximately $123.0 in 2024 and approximately $122.0 to $92.0 annually over the next five years.

In the fourth quarter of 2022, the Company determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consist of the definite-lived trade name, customer relationships and technology assets recorded at acquisition. The Company evaluated our ability to recover the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The impairment charge is included in SG&A with $349.3 recorded in the Consumer Domestic segment and $61.7 recorded in the Consumer International segment. The impairment charge was applied as a full impairment of the customer relationship and technology assets and a partial impairment of the trade name. The remaining net book value of the trade name as of December 31, 2023 is $30.9 and will be amortized over a remaining useful life of two years. The estimated fair value of the intangible assets was determined using the income approach with Level 3 inputs. The Level 3 inputs include the discount rate of 8.5% applied to management’s estimates of future cash flows based on projections of revenue, gross margin, marketing expense and tax rates considering the loss of product distribution and the reduction in customer demand that FINISHING TOUCH FLAWLESS had been experiencing through December 31, 2022. The Company has implemented strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

The Company’s Passport Food Safety business has experienced sales and profit declines primarily due to decreased demand driven by the COVID-19 pandemic and pressures from new competitive activities resulting from the loss of exclusivity on a key product line. In the fourth quarter of 2021, management’s review of the outlook for the Passport business indicated an assessment of our ability to recover the carrying values of the long-lived assets associated with the business was necessary. That review determined that the estimated future cash flows would not be sufficient to recover the carrying value of the assets resulting in an impairment of the associated trade name and other intangible assets of $11.3 in the fourth quarter of 2021. The charge was recorded in SG&A. In the fourth quarter of 2023, management re-evaluated the outlook for this business and recorded an additional impairment charge of $3.5. The assets have a current net book value of

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

$3.3 and are being amortized over their remaining weighted average life of 2 years. The Company is implementing strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	December 31,	December 31,
	2023	2022
Trade names	$1,961.9	$1,961.4

The Company’s indefinite-lived intangible impairment review is completed in the fourth quarter of each year.

Fair value for indefinite-lived intangible assets was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The key assumptions used in determining fair value are sales growth, profitability margins, tax rates, discount rates and royalty rates. The Company determined that the fair value of all indefinite-lived intangible assets for each of the years in the three-year period ended December 31, 2023 exceeded their respective carrying values based upon the forecasted cash flows and profitability.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Recently, the Company’s global TROJAN® business has benefited from the successful introduction of new products, such as TROJAN BARESKIN RAW®, which has contributed to expanded distribution resulting in sales growth in 2023 and an improvement in the expected sales growth outlook for this business. While the Company cannot predict future changes in economic or competitive factors that may adversely impact the underlying cash flows used to estimate fair value of the trade name, it believes that the improved growth and profitability outlook for this business has reduced the near-term risk of impairment of the TROJAN trade name. The carrying value of the TROJAN trade name is $176.4 and fair value represented 162% of the carrying value as of October 1, 2023. The key assumptions used in the projections from the Company’s October 1, 2023 impairment analysis include discount rates of 8.5% in the U.S. and 10.0% internationally, revenue assumptions including management’s estimates of the success of new product launches, and an average royalty rate of approximately 10%.

The Company’s global WATERPIK business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. Waterpik's profitability has also been impacted by tariffs imposed on its products imported into the United States that were manufactured in China. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name is $644.7 and fair value represented 109% of the carrying value as of October 1, 2023. The key assumptions used in the projections from the Company’s October 1, 2023 impairment analysis include a discount rate of 8.8%, revenue growth rates between 0% and 4.5% and EBITA margins between 19% and 26%. These assumptions are based on current market conditions, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.

The vitamin category continues to experience a softening of growth from record high levels during the COVID-19 pandemic and significant product competition coming from new category entrants. The category has grown from about 6 competitors a decade ago to more than 60 of significance in recent years. In addition, residual impacts from previous vitamin-specific supply chain challenges have resulted in reduced shelf space for VITAFUSION and LIL' CRITTERS at certain retailers and consumers switching to competitor’s brands. These factors along with higher interest rates have resulted in a reduction in the expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the VITAFUSION and LIL' CRITTERS trade name. The carrying value of the VITAFUSION and LIL' CRITTERS trade name is $281.3 and fair value represented 154% of the carrying value as of October 1, 2023. The key assumptions used in the projections from the Company’s October 1, 2023 impairment analysis include a discount rate of 8.6%, revenue growth rates between 3% and 5% and EBITA margins between 12% and 15%. These assumptions are based on current market conditions, recent trends and management’s expectation of the success of growth initiatives primarily from higher promotional and marketing spend, new product introductions as well as e-Commerce and international expansion. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2021	$1,899.8	$238.7	$136.0	$2,274.5
TheraBreath adjustment	0.5	(4.3)	0.0	(3.8)
Hero acquired goodwill	156.1	0.0	0.0	156.1
Balance at December 31, 2022	$2,056.4	$234.4	$136.0	$2,426.8
Hero Acquisition adjustments	4.7	0.0	0.0	4.7
Balance at December 31, 2023	$2,061.1	$234.4	$136.0	$2,431.5

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

A summary of the Company’s lease information is as follows:

		December 31,	December 31,
	Classification	2023	2022
Assets
Right of use assets	Other Assets	$186.0	$162.6

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$24.7	$21.9
Long-term lease liabilities	Deferred and Other Long-term Liabilities	174.9	151.9
Total lease liabilities		$199.6	$173.8

Other information
Weighted-average remaining lease term (years)		8.1	8.9
Weighted-average discount rate		4.5%	4.4%

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Statement of Income
Lease cost(1)	$31.7	$31.0	$32.7

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2023	December 31, 2022
Other information
Leased assets obtained in exchange for new lease liabilities(2)	$47.2	$27.9
Cash paid for amounts included in the measurement of lease liabilities	$30.9	$31.4
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The noncash component of lease expense for the twelve months ended December 31, 2023, 2022 and 2021 was $24.3, $24.0 and $25.4, respectively, is included in the amortization caption in the consolidated statement of cash flows.
(2)
Leased assets obtained in exchange for new lease liabilities in 2023 consisted of $40.9 of real estate lease additions and $6.3 of equipment lease additions, net of modifications. These additions included $36.9 for an agreement between the Company and a third-party warehouse provider for warehouse space. Leased assets obtained in exchange for new lease liabilities in 2022 primarily consisted of a contract amendment to one of the Company's international locations, which resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $8.2 recorded in the third quarter of 2022, and an amendment to its contract at one of its leased manufacturing facilities, which resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.2 recorded in the second quarter of 2022.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2024	$32.7
2025	35.3
2026	26.9
2027	25.6
2028	23.1
2029 and thereafter	98.5
Total future minimum lease commitments	242.1
Less: Imputed interest	(42.5)
Present value of lease liabilities	$199.6

9.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	December 31,	December 31,
	2023	2022
Trade accounts payable	$630.6	$666.7
Accrued marketing and promotion costs	276.7	234.4
Accrued wages and related benefit costs	152.3	66.8
Other accrued current liabilities	151.4	134.9
Total	$1,211.0	$1,102.8

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

As of December 31, 2023, the obligations outstanding related to the SCF program amount to $82.0, recorded within Accounts Payable in the condensed consolidated balance sheets and $387.1 payments included in operating activities within the Company's consolidated statements of cash flows.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

10.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2023	2022
Short-term borrowings
Commercial paper issuances	$0.0	$70.6
Various debt due to international banks	3.9	3.4
Total short-term borrowings	$3.9	$74.0

Long-term debt
Term loan due December 22, 2024	$200.0	$400.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.2)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.7)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.8)	(0.9)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.3)	(2.4)
5.0% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.2)	(0.3)
Debt issuance costs, net	(18.7)	(21.0)
Total long-term debt	2,402.1	2,599.5
Less: Current maturities	(199.9)	0.0
Net long-term debt	$2,202.2	$2,599.5

Commercial Paper

Under the Company’s commercial paper program, the Company may issue commercial paper notes up to an aggregate principal amount outstanding at any given time of $1,500.0. The maturities of the notes will vary but may not exceed 397 days. The interest rates on the notes will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance. Subject to market conditions, the Company intends to utilize the commercial paper program as its primary short-term borrowing facility. If, for any reason, the Company is unable to access the commercial paper market, the Company's Revolving Credit Facility would be utilized to meet the Company’s short-term liquidity needs. The Company did not have any commercial paper outstanding as of December 31, 2023 and had $70.6 of commercial paper outstanding as of December 31, 2022 with a weighted-average interest rate of approximately 4.0%. As of December 31, 2023, the Company had approximately $1,495.0 available through the Revolving Credit Facility and commercial paper program.

December 22, 2024 Term Loan

On December 22, 2021, the Company entered into a $400.0 unsecured term loan facility (as amended on June 16, 2022, the “Term Loan Facility”) with various banks. The loan under the Term Loan Facility (the "Term Loan") was fully drawn at closing. Unless prepaid, the Term Loan is due on December 22, 2024. The interest rate is the Secured Overnight Financing Rate (“SOFR”) plus a spread and an applicable margin based on the Company’s credit rating, which can range from 60 basis points to 125 bps. The proceeds of the Loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper. In 2023, the Company repaid $200.0 of the Term Loan with cash on hand and commercial paper borrowings. In January 2024, the Company repaid an additional $100.0 of the Term Loan with cash on hand.

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

2.3% Senior Notes due December 15, 2031

The Company financed the TheraBreath Acquisition with a portion of the proceeds from an underwritten public offering of $400.0 aggregate principal amount Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes bear interest at 2.30%. Interest on the 2031 Notes is payable semi-annually, on each June 15 and December 15. The 2031 Notes will mature on December 15, 2031, unless earlier retired or redeemed.

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

The Revolving Credit Facility also contains customary events of default, including failure to make certain payments under the Term Loan Facility when due beyond the grace period, event of default on other material indebtedness, breach of covenants, materially incorrect representations and warranties, events of bankruptcy, material adverse judgments, certain events relating to pension plans, the failure of any of the loan documents to remain in full force and effect and the occurrence of any change in control with respect to the Company.

11.
Income Taxes

The components of income before taxes are as follows:

	2023	2022	2021
Domestic	$872.4	$447.1	$958.6
Foreign	95.0	76.2	73.1
Total	$967.4	$523.3	$1,031.7

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2023	2022	2021
Current:
U.S. federal	$159.1	$162.0	$130.6
State	40.9	44.8	34.1
Foreign	25.6	20.3	19.2
	225.6	227.1	183.9
Deferred:
U.S. federal	(11.3)	(78.8)	16.5
State	(2.8)	(38.3)	4.5
Foreign	0.3	(0.6)	(0.7)
	(13.8)	(117.7)	20.3
Total provision	$211.8	$109.4	$204.2

Deferred tax assets (liabilities) consist of the following at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Accounts receivable	$10.1	$8.9
Deferred compensation	50.7	46.9
Pension, postretirement and postemployment benefits	4.8	5.0
Inventory reserve	9.0	8.8
Sec 174 R&D Capitalization	41.9	22.0
Tax credit carryforwards/other tax attributes	2.6	2.8
International operating loss carryforwards	9.0	8.8
Other	9.9	7.3
Total gross deferred tax assets	138.0	110.5
Valuation allowances	(9.8)	(9.4)
Total deferred tax assets	128.2	101.1
Deferred tax liabilities:
Goodwill	(285.7)	(272.1)
Trade names and other intangibles	(496.3)	(504.5)
Property, plant and equipment	(81.1)	(74.2)
Interest rate swaps	(4.1)	(4.5)
Total deferred tax liabilities	(867.2)	(855.3)
Net deferred tax liability	$(739.0)	$(754.2)
Long term net deferred tax asset	4.1	2.8
Long term net deferred tax liability	(743.1)	(757.0)
Net deferred tax liability	$(739.0)	$(754.2)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2023	2022	2021
Statutory rate	21%	21%	21%
Tax that would result from use of the federal statutory rate	$203.1	$109.9	$216.6
State and local income tax, net of federal effect	30.1	5.2	30.5
Varying tax rates of foreign affiliates	6.8	2.9	2.6
Valuation Allowances	0.0	(4.1)	(8.5)
Stock Options Exercised	(21.8)	(5.2)	(29.0)
Reserve for Uncertain Tax Position	(0.3)	(0.9)	0.0
Other	(6.1)	1.6	(8.0)
Recorded tax expense	$211.8	$109.4	$204.2
Effective tax rate	21.9%	20.9%	19.8%

At December 31, 2023, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $9.0. The net operating loss carryforwards are not subject to expiration. The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $9.0 and $8.9 at December 31, 2023 and 2022, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized. In recognition of this risk, the Company maintains a valuation allowance of $0.8 and $0.5 at December 31, 2023 and 2022, respectively, on these deferred tax assets.

As of December 31, 2020 the Company maintained a valuation allowance of $12.6 relating to certain foreign tax credit carryforwards. During 2021, the Company determined that it was able to utilize approximately $8.5 in foreign tax credits in 2018, 2019, and 2020, resulting in a reduction in the valuation allowance, and a corresponding tax benefit. Accordingly, the Company filed amended returns with the Internal Revenue Service claiming refunds for 2018 and 2019, totaling $6.5, and utilized $2.0 of foreign tax credits in 2020. During 2022, the Company determined that it was able to utilize the remaining foreign tax credit carryforwards in 2022 and future years. This resulted in a reduction of the remaining valuation allowance and a corresponding tax benefit of approximately $4.0. The Company has received the refunds related to 2018 and 2019. The Company does not have any undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Unrecognized tax benefits at January 1	$5.8	$4.7	$7.3
Gross increases - tax positions in current period	0.0	2.4	0.3
Gross increases - tax positions in prior period	0.0	0.0	0.8
Gross decreases - tax positions in prior period	0.0	(0.1)	0.0
Decreases due to settlements and payments	0.0	0.0	0.0
Lapse of statute of limitations	(0.7)	(1.2)	(3.7)
Unrecognized tax benefits at December 31	$5.1	$5.8	$4.7

Included in the balance of unrecognized tax benefits at December 31, 2023, 2022 and 2021 are $4.2, $4.8 and $4.1, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2023, 2022 and 2021 are $0.9, $1.0 and $0.6, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. The Company’s U.S. federal income tax returns are closed for tax years through 2019. The Company is currently under audit by several state taxing authorities for the years 2017 through 2021. It is reasonably possible that a decrease of approximately $0.5 in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2023, 2022, and 2021, the Company recognized interest expense associated with uncertain tax positions of approximately $0.3, $0.1 and $0.5, respectively. As of December 31, 2023, 2022, and 2021, the Company had accrued interest expense related to unrecognized tax benefits of $0.9, $0.7 and $0.5, respectively.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. The law did not have any material impacts on the Company's consolidated financial position, results of operations or cash flows during the year ended December 31, 2023.

12.
Stock Based Compensation Plans and Other Benefit Plans

In the first quarter of 2023, the Company updated its Long-Term Incentive Program (“LTIP”) to provide employees with an award of stock options and initial grants of restricted stock units (“RSUs”), and made an initial grant of performance share units ("PSUs") to members of the Company's Executive Leadership Team ("ELT"). In connection with this update, the awards, which were granted in the second quarter in previous years, were granted in the first quarter of 2023 and are expected to be granted in the first quarter in subsequent years. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period. For employees and Directors that meet retirement eligibility requirements, the expense related to share-based compensation is recognized on the date of grant as there is no future service period required to vest in the awards.

Stock Options

The Company has non-qualified options outstanding under the LTIP. Stock options outstanding are issued at market value on the date of grant, vest on the third anniversary of the date of grant and must be exercised within 10 years of the date of grant.

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

Stock option transactions for the year ended December 31, 2023 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2022	11.9	$62.64
Granted	1.0	83.64
Exercised	(2.5)	44.72
Cancelled	(0.2)	81.33
Outstanding as of December 31, 2023	10.2	$68.77	5.8	$265.1
Exercisable as of December 31, 2023	6.4	$59.26	4.3	$226.4

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2023:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2023	Contractual Life	Price	12/31/2023	Price
$30.01 - $40.00	0.2	0.5	$34.81	0.2	$34.81
$40.01 - $50.00	1.3	2.1	$44.25	1.3	$44.25
$50.01 - $60.00	2.3	4.0	$51.85	2.3	$51.85
$60.01 - $70.00	0.0	0.0	$0.0	0.0	$0.0
$70.01 - $80.00	2.5	6.0	$75.33	2.5	$75.33
$80.01 - $90.00	3.8	8.3	$84.35	0.0	$0.0
$90.01 - $100.00	0.1	8.1	$94.13	0.1	$90.83
	10.2	5.8	$68.77	6.4	$59.26

The table above represents the Company’s estimate of stock options fully vested and expected to vest. Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2023	2022	2021
Intrinsic Value of Stock Options Exercised	$125.5	$32.1	$157.3
Stock Compensation Expense Related to Stock Option Awards	$26.3	$25.7	$23.3
Issued Stock Options	1.0	1.6	1.5
Weighted Average Fair Value of Stock Options issued (per share)	$24.06	$21.50	$17.32
Fair Value of Stock Options Issued	$24.9	$33.6	$26.6

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2023	2022	2021
Risk-free interest rate	4.0%	2.9%	1.3%
Expected life in years	7.3	7.1	7.2
Expected volatility	22.4%	21.7%	20.7%
Dividend yield	1.3%	1.2%	1.2%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2023, there was a fair value of $19.1 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years. The Company’s Consolidated Statements of Cash Flow reflect an add back related to stock option awards of $26.3, $25.7 and $23.3 in 2023, 2022 and 2021, respectively, for non-cash compensation expense.

Restricted Stock Units

The Company granted employees 120,080 RSUs with a total fair value of $10.4 at a weighted average grant date fair value of $86.20 per RSU during the year ended December 31, 2023. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 6), 854,882 shares of restricted stock were issued in October 2022 with a total fair value of $61.5. The restricted stock will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who received the restricted stock and will continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. The restricted stock expense associated with the Hero Acquisition for

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

the twelve months ended December 31, 2023 and 2022 was $29.2 and $6.0, respectively, and is included in the non-cash compensation expense caption in the consolidated statement of cash flows.

In January 2021, the Company issued cash-settled stock units under the Omnibus Equity Plan to all employees at the level of vice president and below. These restricted stock units are scheduled to vest and be settled on the third anniversary of the date of grant, subject to continued employment through such date.

As a result of the issued cash-settled stock units, the Company recorded stock compensation expense of $1.3, $0.3 and $1.9 in 2023, 2022 and 2021, respectively. The liability was approximately $3.5 and $2.2 as of December 31, 2023 and 2022, respectively.

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

Other Benefit Plans

Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan under which certain members of management are eligible to defer a maximum of 85% of their regular compensation (i.e., salary) and, in general, up to 85% of their incentive bonus. As of January 1, 2024, the limit was decreased from 85% to a maximum of 70% for both regular compensation and incentive bonus. The amounts deferred under this plan are credited with earnings or losses based upon changes in values of notional investments selected by the plan participant. The investment options available include notional investments in various stock, bond and money market funds as well as the Company’s Common Stock. Each plan participant is fully vested in the amounts the participant defers. The plan permits the Company to make profit sharing contributions that cannot otherwise be contributed to the qualified savings and profit-sharing plan due to limitations established by the Internal Revenue Service. These contributions vest under the same vesting schedule applicable to the qualified plan.

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock. At December 31, 2023 and 2022, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $118.2 and $105.8, respectively and the funded balances recorded in Other Assets amounted to $112.9 and $92.6, respectively. The amounts charged to earnings, including the effect of the hedges, totaled expense of $3.7, $1.2 and $2.2 in 2023, 2022 and 2021, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock. Members of the Board are fully vested in their account balance. As of December 31, 2023, there were approximately 109,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

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

In November 2023, the Company executed an agreement to purchase 3.3 million shares for $300.1, inclusive of fees, of which $229.3 was purchased under the evergreen share repurchase program and $70.8 was purchased under the 2021 Share Repurchase Program.

As a result of the Company’s stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2023.

14.
Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2020	$(26.4)	$0.0	$(51.2)	$(77.6)
Other comprehensive income before reclassifications	(3.8)	(0.8)	26.7	22.1
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(8.2)	(8.2)
Tax benefit (expense)	0.0	0.2	(4.7)	(4.5)
Other comprehensive income (loss)	(3.8)	(0.6)	13.8	9.4
Balance December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income (loss) before reclassifications	(16.2)	3.1	72.6	59.5
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(2.5)	(2.5)
Tax benefit (expense)	0.0	(0.8)	(17.3)	(18.1)
Other comprehensive income (loss)	(16.2)	2.3	52.8	38.9
Balance December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	8.6	3.9	(4.9)	7.6
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(7.3)	(7.3)
Tax benefit (expense)	0.0	(1.0)	2.8	1.8
Other comprehensive income (loss)	8.6	2.9	(9.4)	2.1
Balance December 31, 2023	$(37.8)	$4.6	$6.0	$(27.2)
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

b. As of December 31, 2023, the Company had commitments of approximately $369.6. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of December 31, 2023, the Company had various guarantees and letters of credit totaling $6.1.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the "Zicam Acquisition"), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. The additional amount is payable five years from the closing.

In connection with the December 24, 2021 TheraBreath Acquisition, the Company deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024.

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

Legal proceedings

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

(In millions, except share and per share data)

16.
Related Party Transactions

The following summarizes the balances and transactions between the Company and each of Armand and ArmaKleen, in which the Company holds a 50% ownership interest:

	Armand			ArmaKleen
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Purchases by Company	$14.9	$13.7	$12.9	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.4	$0.9	$1.2
Outstanding Accounts Receivable	$1.6	$0.9	$1.0	$1.4	$1.1	$0.9
Outstanding Accounts Payable	$0.8	$1.0	$1.2	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.3	$2.2	$2.2	$2.1	$2.0	$2.1
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

The Corporate segment income consists of equity in earnings of affiliates. As of December 31, 2023, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaling $8.7, $12.3, and $9.4 for the three years ending December 31, 2023, 2022 and 2021, respectively, are included in the Corporate segment.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table presents selected financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2023:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(1)	As Reported
Net sales
2023	$4,571.2	$975.7	$321.0	$0.0	$5,867.9
2022	4,131.0	896.1	348.5	0.0	5,375.6
2021	3,941.9	912.2	336.0	0.0	5,190.1
Gross profit
2023	2,137.2	407.0	104.7	(60.4)	2,588.5
2022	1,794.1	372.4	117.8	(34.3)	2,250.0
2021	1,795.8	402.1	112.7	(47.1)	2,263.5
Marketing Expenses
2023	509.5	127.7	4.1	0.0	641.3
2022	412.9	117.7	4.6	0.0	535.2
2021	442.1	131.1	4.5	0.0	577.7
Selling, General and Administrative Expenses
2023	698.0	175.1	77.1	(60.4)	889.8
2022	882.1	208.5	60.7	(34.3)	1,117.0
2021	445.3	135.7	72.8	(47.1)	606.7
Income from Operations
2023	929.7	104.2	23.5	0.0	1,057.4
2022	499.1	46.2	52.5	0.0	597.8
2021	908.4	135.3	35.4	0.0	1,079.1
Equity in Earnings of Affiliates
2023	0.0	0.0	0.0	8.7	8.7
2022	0.0	0.0	0.0	12.3	12.3
2021	0.0	0.0	0.0	9.4	9.4
Income Before Income Taxes
2023	842.7	94.8	21.2	8.7	967.4
2022	427.3	38.8	44.9	12.3	523.3
2021	861.4	127.3	33.6	9.4	1,031.7
Identifiable Assets
2023	7,011.4	1,106.1	326.8	124.9	8,569.2
2022	6,846.9	1,060.5	332.9	105.3	8,345.6
2021	6,354.5	1,192.9	332.7	116.4	7,996.5
Capital Expenditures
2023	190.0	20.4	13.1	0.0	223.5
2022	159.1	10.0	9.7	0.0	178.8
2021	100.3	8.4	10.1	0.0	118.8
Depreciation & Amortization
2023	182.7	27.7	13.6	1.2	225.2
2022	172.1	30.1	13.8	3.0	219.0
2021	170.0	31.1	15.4	2.6	219.1
(1)
Corporate reflects the following:

(A) The administrative costs of the production planning and logistics functions which are elements of Cost of Sales in the Company’s Consolidated Statements of Income but are allocated to the operating segments in Selling, General and Administrative expenses to determine operating segment income before income taxes. Such amounts were $60.4, $34.3, and $47.1 for 2023, 2022 and 2021, respectively. The increase in 2023 compared to 2022 is primarily due to higher incentive compensation costs.

(B) Equity in earnings (loss) of affiliates from Armand and ArmaKleen for the year ended December 31, 2023, 2022 and 2021.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table above, were $17.0, $15.1 and $10.8 for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Product line revenues from external customers for each of the three years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Household Products	$2,484.1	$2,272.0	$2,103.0
Personal Care Products	2,087.1	1,859.0	1,838.9
Total Consumer Domestic	4,571.2	4,131.0	3,941.9
Total Consumer International	975.7	896.1	912.2
Total SPD	321.0	348.5	336.0
Total Consolidated Net Sales	$5,867.9	$5,375.6	$5,190.1

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 83%, 83% and 82% of the net sales reported in the accompanying consolidated financial statements in 2023, 2022 and 2021, respectively, were to customers in the U.S. Approximately 96%, 97% and 96% of long-lived assets were located in the U.S. at December 31, 2023, 2022 and 2021, respectively. Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of four customers accounted for approximately 44% and 42% of consolidated net sales in 2023 and 2022, respectively. A group of three customers accounted for approximately 37% of consolidated net sales in 2021, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 24% and 24% in 2023, 2022 and 2021, respectively.

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

ITEM 9B. OTHER INFORMATION

(c) During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2023 Summary Compensation Table,” “2023 Grants of Plan Based Awards,” “2023 Outstanding Equity Awards at Fiscal Year-End,” “2023 Option Exercises and Stock Vested,” “2023 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Human Capital Committee Report” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2023” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements and Schedule

The following Consolidated Financial Statements are included in Item 8 of this Form 10-K:

(a) 3. Exhibits

Unless otherwise noted, the file number for all the Company’s filings with the Securities and Exchange Commission referenced below is 1-10585.

(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020.

(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

(3.3)	By-laws of the Company, amended and restated as of April 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2023.

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

		(10.2)

Term Credit Agreement dated December 22, 2021, by and among Church & Dwight Co., Inc. the lenders party thereto, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

	*	(10.10)

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, dated July 25, 2023, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023.

•	*	(10.11)	Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, dated January 10, 2024

		(10.12)

Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.13)	Deferred Compensation Plan for Directors effective as of May 1, 2008, incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

	*	(10.14)

Amended and Restated Compensation Plan for Directors, effective January 1, 2015, incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2015.

		(10.15)

Amended and Restated Compensation Plan for Directors, dated November 1, 2017, incorporated by reference to Exhibit 10.9.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2017.

		(10.16)

Amended and Restated Compensation Plan for Directors, dated February 1, 2023, incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

	*	(10.17)

Amended and Restated Compensation Plan for Directors, dated November 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023.

		(10.18)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*	(10.19)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

		(10.20)

Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s proxy statement for its 2013 Annual Meeting of Stockholders, filed on March 21, 2013.

*	(10.21)

First Amendment to Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019.

	(10.22)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019.

*	(10.23)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.13.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

*	(10.24)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

	(10.25)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.14.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

	(10.26)

Form of Award Agreement for Directors Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

*	(10.27)

Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Appendix A to the Company’s proxy statement for its 2022 Annual Meeting of Stockholders, filed on March 18, 2022.

	(10.28)	Form of Non-Qualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 3, 2022.

	(10.29)	Form of Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 6, 2023.

	(10.30)	Form of Performance Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 6, 2023.

	(10.31)	Form of Non-Qualified Stock Option Grant Agreement, for Directors, incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

	(10.32)	Form of Restricted Stock Unit Grant Agreement, for Directors, incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

	(10.33)	Church & Dwight Co., Inc. Third Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2018.

*	(10.34)

Church & Dwight Co., Inc. Fourth Amended and Restated Annual Incentive Plan, dated October 31, 2023, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2023.

*	(10.35)

Church & Dwight Co., Inc Employee Stock Purchase Plan, as approved by the Company’s stockholders on April 27, 2023, incorporated by reference to Appendix A to the Company's proxy statement for its 2023 Annual Meeting of Stockholders filed on March 17, 2023.

	(10.36)

Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

	(10.37)

Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

	(10.38)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

	(10.39)

Form of Amended and Restated Change in Control and Severance Agreement entered into by and between the Company and each of the senior executive officers (other than Matthew T. Farrell), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 2, 2016.

		(10.40)

Employment Agreement, dated September 4, 2021, by and between the Company and Barry Bruno incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

		(10.41)

Lease Agreement (Build to Suit), dated July 20, 2011, between Church & Dwight Co., Inc. and CD 95 L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

•		(21)	List of the Company’s subsidiaries.

•		(23)	Consent of Independent Registered Public Accounting Firm.

•		(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•		(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•		(97.1)	Policy Relating to Recovery of Erroneously Awarded Compensation

		(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

		(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

		(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

		(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

		(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

		(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________

•
Indicates documents filed herewith.

* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2024.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew T. Farrell	Chairman, President and Chief Executive Officer, Director	February 15, 2024
Matthew T. Farrell

/s/ Bradlen S. Cashaw	Director	February 15, 2024
Bradlen S. Cashaw

/s/ Bradley C. Irwin	Director	February 15, 2024
Bradley C. Irwin

/s/ Penry W. Price	Director	February 15, 2024
Penry W. Price

/s/ Susan G. Saideman	Director	February 15, 2024
Susan G. Saideman

/s/ Ravichandra K. Saligram	Director	February 15, 2024
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 15, 2024
Robert K. Shearer

/s/ Janet S. Vergis	Director	February 15, 2024
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 15, 2024
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 15, 2024
Laurie J. Yoler
/s/ Richard A. Dierker	Executive Vice President	February 15, 2024
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph J. Longo	Vice President and Controller	February 15, 2024
Joseph J. Longo	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2023

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2023	$3.5	$4.0	$0.0	$(0.2)	$0.0	$7.3
2022	5.5	0.4	0.0	(2.4)	0.0	3.5
2021	3.7	0.6	1.9	(0.7)	0.0	5.5
Allowance for Cash Discounts
2023	$6.6	$115.1	$0.0	$(112.7)	$(0.1)	$8.9
2022	5.9	106.0	0.0	(105.2)	(0.1)	6.6
2021	6.0	98.4	0.0	(98.5)	0.0	5.9
Sales Returns and Allowances
2023	$34.8	$128.9	$0.0	$(128.7)	$0.0	$35.0
2022	32.4	128.5	0.0	(126.0)	(0.1)	34.8
2021	24.5	129.4	0.0	(121.5)	0.0	32.4
Inventory Reserves
2023	$46.0	$40.5	$0.0	$(34.5)	$0.5	$52.5
2022	36.2	48.1	0.0	(37.7)	(0.6)	46.0
2021	17.8	40.5	0.4	(22.3)	(0.2)	36.2