Form 10-Q
period 2024-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2024-05-02
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of April 30, 2024, there were 244,522,956 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

5.	Other Information	30

6.	Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net Sales	$1,503.3	$1,429.8
Cost of sales	816.3	807.8
Gross Profit	687.0	622.0
Marketing expenses	152.0	122.3
Selling, general and administrative expenses	230.0	207.8
Income from Operations	305.0	291.9
Equity in earnings of affiliates	1.1	4.4
Other income (expense), net	3.0	1.3
Interest expense	(25.0)	(28.8)
Income before Income Taxes	284.1	268.8
Income taxes	56.4	65.6
Net Income	$227.7	$203.2

Weighted average shares outstanding - Basic	243.4	243.8
Weighted average shares outstanding - Diluted	246.1	246.8
Net income per share - Basic	$0.94	$0.83
Net income per share - Diluted	$0.93	$0.82
Cash dividends per share	$0.28	$0.27

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net Income	$227.7	$203.2
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(3.5)	2.4
Defined benefit plan adjustments gain (loss)	(0.2)	1.5
Income (loss) from derivative agreements	1.6	(0.8)
Other comprehensive income (loss)	(2.1)	3.1
Comprehensive income	$225.6	$206.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$349.7	$344.5
Accounts receivable, less allowances of $8.5 and $7.3	545.4	526.9
Inventories	595.4	613.3
Other current assets	43.8	45.0
Total Current Assets	1,534.3	1,529.7

Property, Plant and Equipment, Net	939.2	927.7
Equity Investment in Affiliates	12.3	12.0
Trade Names and Other Intangibles, Net	3,271.1	3,302.3
Goodwill	2,431.5	2,431.5
Other Assets	373.1	366.0
Total Assets	$8,561.5	$8,569.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$4.0	$3.9
Current portion of long-term debt	0.0	199.9
Accounts payable	647.4	630.6
Accrued expenses and other liabilities	453.5	580.4
Income taxes payable	46.2	7.2
Total Current Liabilities	1,151.1	1,422.0

Long-term Debt	2,202.8	2,202.2
Deferred Income Taxes	744.1	743.1
Deferred and Other Long-term Liabilities	330.0	313.7
Business Acquisition Liabilities	32.8	32.8
Total Liabilities	4,460.8	4,713.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of March 31, 2024 and December 31, 2023	293.7	293.7
Additional paid-in capital	498.3	454.8
Retained earnings	6,170.8	6,012.3
Accumulated other comprehensive loss	(29.3)	(27.2)
Common stock in treasury, at cost: 49,241,423 shares as of March 31, 2024 and 50,557,219 shares as of December 31, 2023	(2,832.8)	(2,878.2)
Total Stockholders' Equity	4,100.7	3,855.4
Total Liabilities and Stockholders' Equity	$8,561.5	$8,569.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flow From Operating Activities
Net Income	$227.7	$203.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18.4	16.9
Amortization expense	39.2	38.0
Deferred income taxes	(1.2)	(1.6)
Equity in net earnings of affiliates	(1.1)	(4.4)
Distributions from unconsolidated affiliates	0.8	3.3
Non-cash compensation expense	28.9	25.8
Other	2.7	1.0
Change in assets and liabilities:
Accounts receivable	(20.0)	(2.4)
Inventories	16.1	(4.8)
Other current assets	(5.2)	0.7
Accounts payable	31.4	(19.7)
Accrued expenses	(118.7)	(42.3)
Income taxes payable	46.6	57.7
Other operating assets and liabilities, net	(2.6)	1.7
Net Cash Provided By Operating Activities	263.0	273.1
Cash Flow From Investing Activities
Additions to property, plant and equipment	(46.3)	(25.0)
Other	(0.5)	(4.6)
Net Cash Used In Investing Activities	(46.8)	(29.6)
Cash Flow From Financing Activities
Long-term debt (repayments)	(200.0)	(200.0)
Short-term debt (repayments), net of borrowings	0.0	(55.6)
Proceeds from stock options exercised	59.9	10.2
Payment of cash dividends	(69.0)	(66.3)
Net Cash Used In Financing Activities	(209.1)	(311.7)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	0.7
Net Change In Cash and Cash Equivalents	5.2	(67.5)
Cash and Cash Equivalents at Beginning of Period	344.5	270.3
Cash and Cash Equivalents at End of Period	$349.7	$202.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash paid during the period for:
Interest (net of amounts capitalized)	$17.0	$21.3
Income taxes	$11.2	$9.4
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$17.3	$16.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	203.2	0.0	0.0	203.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.1	0.0	3.1
Cash dividends	0.0	0.0	0.0	0.0	(66.3)	0.0	0.0	(66.3)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.8	(0.3)	0.0	10.3	37.8
March 31, 2023	293.7	(49.5)	$293.7	$394.0	$5,661.2	$(26.2)	$(2,655.0)	$3,667.7

December 31, 2023	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	227.7	0.0	0.0	227.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Cash dividends	0.0	0.0	0.0	0.0	(69.0)	0.0	0.0	(69.0)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	43.5	(0.2)	0.0	45.4	88.7
March 31, 2024	293.7	(49.2)	$293.7	$498.3	$6,170.8	$(29.3)	$(2,832.8)	$4,100.7

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).

The Company incurred research and development expenses in the first quarter of 2024 and 2023 of $30.1 and $26.7, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, intended to add certain qualitative and quantitative disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company adopted the standard on January 1, 2023 which resulted in additional disclosures. Refer to Note 13.

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

3.
Inventories

Inventories consist of the following:

	March 31,	December 31,
	2024	2023
Raw materials and supplies	$137.4	$137.5
Work in process	38.4	40.2
Finished goods	419.6	435.6
Total	$595.4	$613.3

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2024	2023
Land	$28.2	$28.3
Buildings and improvements	324.8	317.8
Machinery and equipment	895.0	895.1
Software	124.1	122.6
Office equipment and other assets	108.4	105.2
Construction in progress	336.6	348.4
Gross PP&E	1,817.1	1,817.4
Less accumulated depreciation	877.9	889.7
Net PP&E	$939.2	$927.7

	Three Months Ended
	March 31,	March 31,
	2024	2023
Depreciation expense on PP&E	$18.4	$16.9

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Weighted average common shares outstanding - basic	243.4	243.8
Dilutive effect of stock options and other unvested stock-based awards	2.7	3.0
Weighted average common shares outstanding - diluted	246.1	246.8
Antidilutive stock options outstanding	1.1	3.9

6.
Stock Based Compensation Plans

In the first quarter of 2023, the Company updated its Long-Term Incentive Program (“LTIP”) to provide employees with an award of stock options and initial grants of restricted stock units (“RSUs”), and made an initial grant of performance share units ("PSUs") to members of the Company's Executive Leadership Team ("ELT"). In connection with this update, the awards are now granted in the first quarter of each year. Prior to 2023, the awards were granted in the second quarter. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period. For employees and directors that meet retirement eligibility requirements, the expense related to share-based compensation is recognized on the date of grant as there is no future service period required for the awards to vest.

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2023	10.2	$68.77
Granted	1.0	100.28
Exercised	(1.4)	47.37
Outstanding at March 31, 2024	9.8	$74.61	6.4	$296.3
Exercisable at March 31, 2024	5.2	$62.32	4.5	$217.3

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Intrinsic Value of Stock Options Exercised	$68.8	$10.7
Stock Compensation Expense Related to Stock Option Awards	$16.5	$14.5
Issued Stock Options	1.0	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$29.81	$23.93
Fair Value of Stock Options Issued	$30.1	$23.7

	Three Months Ended
	March 31,	March 31,
	2024	2023
Risk-free interest rate	4.2%	4.0%
Expected life in years	7.2	7.3
Expected volatility	22.3%	12.3%
Dividend yield	1.1%	1.3%

Restricted Stock Units

The Company granted employees 76,090 RSUs with a total fair value of $7.6 at a weighted average grant date fair value of $100.28 per RSU during the first quarter of 2024 and granted employees 88,480 RSUs with a total fair value of $7.4 at a weighted average grant date fair value of $83.13 per RSU during the first quarter of 2023. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 10), 854,882 shares of restricted stock were issued in October 2022 with a total fair value of $61.5. The restricted stock will be recognized as compensation expense as the stock is subject to vesting requirements for individuals who received the restricted stock and will continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition, with 213,719 vesting in April of 2024. The restricted stock expense associated with the Hero Acquisition for the three months ended March 31, 2024 and 2023 was $7.3 in both periods, and is included in the non-cash compensation expense caption in the consolidated statement of cash flows.

Performance Stock Units

In the first quarter of 2024 and 2023, respectively, the Company granted PSUs to members of the Executive Leadership Team including the CEO, with an aggregate award equal to 19,960 and 19,650 PSUs. The PSUs were valued at a weighted average grant date fair value equal to $122.24 in 2024 and $110.95 in 2023 per PSU using a Monte Carlo model. The performance target is based on the Company's total shareholder return ("TSR") relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

7.
Share Repurchases

On October 28, 2021, the Board authorized the Company's share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As of March 31, 2024, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$225.7	$225.7	$217.7	$217.7
Financial Liabilities:
Short-term borrowings	Level 2	4.0	4.0	3.9	3.9
Term loan due December 22, 2024	Level 2	0.0	0.0	200.0	200.0
3.15% Senior notes due August 1, 2027	Level 2	424.9	402.8	424.8	406.9
2.3% Senior notes due December 15, 2031	Level 2	399.4	331.5	399.3	338.6
5.6% Senior notes due November 15, 2032	Level 2	499.2	521.1	499.2	535.6
3.95% Senior notes due August 1, 2047	Level 2	397.7	321.6	397.7	333.7
5.0% Senior notes due June 15, 2052	Level 2	499.8	474.8	499.8	498.1

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2024.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued Expenses, approximated estimated fair values as of March 31, 2024 and December 31, 2023.

9.
Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Company's Common Stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes. Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2023.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts	$225.9	$228.9
Diesel fuel contracts	1.7 gallons	2.3 gallons
Commodities contracts	73.0 pounds	59.0 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$23.5	$23.2

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three months ended March 31, 2024.

10.
Acquisitions

On October 13, 2022, the Company acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the HERO® brand which includes the MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). The Company paid $546.8, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 for five years to satisfy certain indemnification obligations, if necessary. The Company also issued $61.5 of restricted stock which will be recognized as compensation expense as the vesting requirements for individuals who received the restricted stock, and will continue to be employed by the Company, are satisfied at various dates over a three-year period from the date of the acquisition, with 213,719 vesting in April of 2024. Hero’s annual net sales for the year ended December 31, 2022 were approximately $179.0. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. In the first quarter of 2023, the Company made a net cash payment of $3.5 primarily associated with final working capital adjustments.

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	March 31, 2024				December 31, 2023
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade Names	$1,385.2	$(422.6)	$962.6	3-20	$1,385.5	$(403.5)	$0.0	$982.0
Customer Relationships	641.4	(381.6)	259.8	15-20	644.9	(373.3)	(3.5)	268.1
Patents/Formulas	208.3	(121.1)	87.2	4-20	208.3	(116.1)	(1.9)	90.3
Total	$2,234.9	$(925.3)	$1,309.6		$2,238.7	$(892.9)	$(5.4)	$1,340.4

Intangible amortization expense was $30.8 and $31.1 for the first quarter of 2024 and 2023, respectively. The Company estimates that intangible amortization expense will be approximately $123.0 in 2024 and approximately $122.0 to $87.0 annually over the next five years.

In the fourth quarter of 2022, the Company determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consisted of the definite-lived trade name, customer relationships and technology assets recorded at acquisition. The Company evaluated our ability to recover the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The impairment charge is included in SG&A with $349.3 recorded in the Consumer Domestic segment and $61.7 recorded in the Consumer International segment. The impairment charge was applied as a full impairment of the customer relationship and technology assets and a partial impairment of the trade name. The remaining net book value of the trade name as of March 31, 2024 is $27.0 and will be amortized over a remaining useful life of approximately two years. The estimated fair value of the intangible assets was determined using the income approach with Level 3 inputs. The Level 3 inputs include the discount rate of 8.5% applied to management’s estimates of future cash flows based on projections of revenue, gross margin, marketing expense and tax rates considering the loss of product distribution and the reduction in customer demand that FINISHING TOUCH FLAWLESS had been experiencing through December 31, 2022. The Company has implemented strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite lived intangible assets:

	March 31,	December 31,
	2024	2023
Trade Names	$1,961.5	$1,961.9

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

The Company’s global WATERPIK business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. Waterpik's profitability has also been impacted by tariffs imposed on its products imported into the United States that were manufactured in China. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name is $644.7 and fair value represented 109% of the carrying value as of October 1, 2023. The key assumptions used in the projections from the Company’s October 1, 2023 impairment analysis include a discount rate of 8.8%, revenue growth rates between 0% and 4.5% and EBITA margins between 19% and 26%. These assumptions are based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the WATERPIK trade name, the Company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global WATERPIK business has not substantially changed since the Company's last impairment test.

The vitamin category continues to experience a softening of growth from record high levels during the COVID-19 pandemic and significant product competition coming from new category entrants. The category has grown from a few competitors a decade ago to more than 60 of significance. In addition, residual impacts from previous vitamin-specific supply chain challenges have resulted in reduced shelf space for VITAFUSION and LIL' CRITTERS at certain retailers and consumers switching to competitor’s brands. These factors along with higher interest rates have resulted in a reduction in the expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the VITAFUSION and LIL' CRITTERS trade name. The carrying value of the VITAFUSION and LIL' CRITTERS trade name is $281.3 and fair value represented 154% of the carrying value as of October 1, 2023. The key assumptions used in the projections from the Company’s October 1, 2023 impairment analysis include a discount rate of 8.6%, revenue growth rates between 3% and 5% and EBITA margins between 12% and 15%. These assumptions are based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of growth initiatives primarily from higher promotional and marketing spend, new product introductions as well as e-commerce and international expansion. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the VITAFUSION and LIL' CRITTERS trade name, the Company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global VITAFUSION and LIL' CRITTERS business has not substantially changed since the Company's last impairment test.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2023	$2,061.1	$234.4	$136.0	$2,431.5
Balance at March 31, 2024	$2,061.1	$234.4	$136.0	$2,431.5

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

A summary of the Company’s lease information is as follows:

		March 31,	December 31,
	Classification	2024	2023
Assets
Right of use assets	Other Assets	$195.1	$186.0

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$26.8	$24.7
Long-term lease liabilities	Deferred and Other Long-term Liabilities	183.6	174.9
Total lease liabilities		$210.4	$199.6

Other information
Weighted-average remaining lease term (years)		8.1	8.1
Weighted-average discount rate		4.6%	4.5%

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Statement of Income
Lease cost(1)	$9.9	$7.7

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$16.7	$1.0
Cash paid for amounts included in the measurement of lease liabilities	$7.8	$7.6
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first three months of 2024 and 2023 was $7.5 and $5.9, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In January 2024, the Company expanded space at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.4 recorded in the first quarter of 2024.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2024	$26.4
2025	37.4
2026	29.0
2027	27.4
2028	25.1
2029 and thereafter	109.7
Total future minimum lease commitments	255.0
Less: Imputed interest	(44.6)
Present value of lease liabilities	$210.4

13.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Trade accounts payable	$647.4	$630.6
Accrued marketing and promotion costs	235.1	276.7
Accrued wages and related benefit costs	55.7	152.3
Other accrued current liabilities	162.7	151.4
Total	$1,100.9	$1,211.0

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

As of March 31, 2024, the obligations outstanding related to the SCF program amount to $83.0, recorded within Accounts Payable in the Condensed Consolidated Balance Sheets and $99.9 payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	March 31,	December 31,
	2024	2023
Short-term borrowings
Various debt due to international banks	4.0	3.9
Total short-term borrowings	$4.0	$3.9

Long-term debt
Term loan due December 22, 2024	0.0	200.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.1)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.6)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.8)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.3)	(2.3)
5.0% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.2)	(0.2)
Debt issuance costs, net	(18.2)	(18.7)
Total long-term debt	2,202.8	2,402.1
Less: Current maturities	0.0	(199.9)
Net long-term debt	$2,202.8	$2,202.2

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	2.4	2.0	(0.2)	4.2
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.9)	(0.9)
Tax benefit (expense)	0.0	(0.5)	0.3	(0.2)
Other comprehensive income (loss)	2.4	1.5	(0.8)	3.1
Balance at March 31, 2023	$(44.0)	$3.2	$14.6	$(26.2)

Balance at December 31, 2023	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	(3.5)	(0.2)	3.0	(0.7)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.7)	(0.7)
Tax benefit (expense)	0.0	0.0	(0.7)	(0.7)
Other comprehensive income (loss)	(3.5)	(0.2)	1.6	(2.1)
Balance at March 31, 2024	$(41.3)	$4.4	$7.6	$(29.3)

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

b. As of March 31, 2024, the Company had commitments of approximately $399.8. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2024, the Company had various guarantees and letters of credit totaling $6.1.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the “Zicam Acquisition”), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. The additional amount is payable five years from the closing.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Purchases by Company	$3.0	$3.7	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.3	$0.0
Outstanding Accounts Receivable	$0.4	$0.6	$0.8	$1.6
Outstanding Accounts Payable	$1.1	$1.2	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.5	$0.5

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

The Corporate segment income consists of equity in earnings of affiliates. As of March 31, 2024, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaled $1.1 and $4.4 for the three months ended March 31, 2024 and 2023, respectively.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter of 2024	$1,165.2	$255.0	$83.1	$0.0	$1,503.3
First Quarter of 2023	1,116.9	230.6	82.3	0.0	1,429.8

Income before Income Taxes(2)
First Quarter of 2024	$239.2	$33.0	$10.8	$1.1	$284.1
First Quarter of 2023	228.7	28.9	6.8	4.4	268.8

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $5.6 and $3.6 for the three months ended March 31, 2024 and March 31, 2023, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2024 and March 31, 2023.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Household Products	$638.9	$601.6
Personal Care Products	526.3	515.3
Total Consumer Domestic	1,165.2	1,116.9
Total Consumer International	255.0	230.6
Total SPD	83.1	82.3
Total Consolidated Net Sales	$1,503.3	$1,429.8

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 14, 2024, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview

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

We operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”).

Recent Developments

During the first quarter of 2024, we exited the MEGALAC supplement portion of our Animal Nutrition business within our SPD segment. Net sales for the three months ended March 31, 2024 and March 31, 2023 were $7.1 and $11.4, respectively.

In March, we signed a definitive agreement to acquire Graphico, Inc. (“Graphico”) for an estimated $35.0. Graphico is a Japan-based distributor focused on consumer goods, health foods, and cosmetics, primarily in the Japanese market, which we have partnered with since 2008. We expect the acquisition to close later this year, and the acquisition is expected to contribute to greater expansion of our business in the APAC region.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2024	Prior Year	March 31, 2023
Net Sales	$1,503.3	5.1%	$1,429.8
Gross Profit	$687.0	10.5%	$622.0
Gross Margin	45.7%	+220 basis points	43.5%
Marketing Expenses	$152.0	24.3%	$122.3
Percent of Net Sales	10.1%	+150 basis points	8.6%
Selling, General & Administrative Expenses	$230.0	10.7%	$207.8
Percent of Net Sales	15.3%	+80 basis points	14.5%
Income from Operations	$305.0	4.5%	$291.9
Operating Margin	20.3%	-10 basis points	20.4%
Net income per share - Diluted	$0.93	13.4%	$0.82

Net Sales

Net sales for the quarter ended March 31, 2024 were $1,503.3, an increase of $73.5 or 5.1% as compared to the same period in 2023. The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2024
Product volumes sold(1)	3.7%
Pricing/Product mix(2)	1.5%
Foreign exchange rate fluctuations	0.3%
Exit of product line (3)	(0.4%)
Net Sales increase	5.1%

(1) For the three months ended March 31, 2024, the volume change reflects increased product unit sales in all three segments.

(2) For the three months ended March 31, 2024, price/mix was favorable in all three segments.

(3) In the first quarter of 2024, we exited a product line in the SPD Animal Nutrition business.

Gross Profit / Gross Margin

Our gross profit was $687.0 for the three months ended March 31, 2024, a $65.0 increase as compared to the same period in 2023. Gross margin increased 220 basis points (“bps”) in the first quarter of 2024 compared to the same period in 2023, due to favorable price/mix/volume of 130 bps, the impact of productivity programs of 130 bps, and lower transportation costs of 80 bps, partially offset by higher manufacturing costs including labor and commodities of 110 bps and unfavorable foreign exchange of 10 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2024 were $152.0, an increase of $29.7 or 24.3% as compared to the same period in 2023. Marketing expenses as a percentage of net sales in the first quarter of 2024 increased by 150 bps to 10.1% as compared to 8.6% in the same period in 2023 due to 200 bps on higher expense primarily from increased marketing spend to support new product introductions, partially offset by 50 bps of leverage on higher net sales.

SG&A expenses were $230.0 in the first quarter of 2024, an increase of $22.2 or 10.7% as compared to the same period in 2023. SG&A as a percentage of net sales increased 80 bps to 15.3% in the first quarter of 2024 as compared to 14.5% in the same period in 2023. The increase is due to 150 bps on higher expenses, partially offset by 70 bps of leverage associated with higher sales. The higher expenses for the three-month period ended March 31, 2024 are primarily due to growth investments in our international division and R&D.

Other income increased $1.7 for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to higher investment income.

Interest expense for the three months ended March 31, 2024 decreased $3.8 to $25.0, as compared to the same period in 2023, primarily due to lower average outstanding debt.

Income Taxes

The effective tax rate for the three months ended March 31, 2024 was 19.9%, compared to 24.4% in the same period in 2023. The decrease in the tax rate is primarily due to the benefit from higher stock option exercises.

On October 4, 2021, members of the Organisation for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) rules. The GloBE Rules are designed to be implemented into the domestic law of each jurisdiction to ensure large multinational enterprise groups are subject to a minimum effective tax rate of 15% in each jurisdiction where they operate. On December 15, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. January 1, 2024 marked the official effective date of the 15% global corporate minimum tax imposed by Pillar Two. Based on current legislation and available guidance, we have evaluated the impact of Pillar Two and determined there is no impact to the Company.

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

The Corporate segment income consists of equity in earnings of affiliates. As of March 31, 2024, we held 50% ownership interests in each of Armand and ArmaKleen, respectively. Our equity in earnings of Armand and ArmaKleen, totaled $1.1 and $4.4 for the three months ended March 31, 2024 and 2023, respectively, and are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three months ended March 31, 2024 and March 31, 2023 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
First Quarter of 2024	$1,165.2	$255.0	$83.1	$0.0	$1,503.3
First Quarter of 2023	1,116.9	230.6	82.3	0.0	1,429.8

Income before Income Taxes(2)
First Quarter of 2024	$239.2	$33.0	$10.8	$1.1	$284.1
First Quarter of 2023	228.7	28.9	6.8	4.4	268.8
(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $5.6 and $3.6 for the three months ended March 31, 2024 and March 31, 2023, respectively.

(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three months ended March 31, 2024 and March 31, 2023.

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Household Products	$638.9	$601.6
Personal Care Products	526.3	515.3
Total Consumer Domestic	1,165.2	1,116.9
Total Consumer International	255.0	230.6
Total SPD	83.1	82.3
Total Consolidated Net Sales	$1,503.3	$1,429.8

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2024 were $1,165.2, an increase of $48.3 or 4.3% as compared to the same period in 2023. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2024
Product volumes sold	3.3%
Pricing/Product mix	1.0%
Net Sales increase	4.3%

The increase in net sales for the three months ended March 31, 2024, includes growth from THERABREATH® mouth wash, HERO® acne treatment products, ARM & HAMMER® cat litter, ARM & HAMMER® baking soda, XTRA® liquid detergent and BATISTE® dry shampoo, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy dietary supplements and WATERPIK® water flossers and showerheads.

Consumer Domestic income before income taxes for the first quarter of 2024 was $239.2, an increase of $10.5 as compared to the first quarter of 2023. The increase is due primarily to the impact of higher sales volumes of $21.0, the benefit of productivity programs of $18.2, favorable price/mix of $9.2 and favorable interest and other expenses of $5.8, offset by higher marketing expenses of $24.7, and higher SG&A expenses of $19.7.

Consumer International

Consumer International net sales were $255.0 in the first quarter of 2024, an increase of $24.4 or 10.6% as compared to the same period in 2023. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2024
Product volumes sold	5.4%
Pricing/Product mix	3.4%
Foreign exchange rate fluctuations	1.8%
Net Sales increase	10.6%

Excluding the impact of foreign exchange rates, sales growth is driven by HERO® acne treatment products and STERIMAR® nasal congestion relief in Europe, STERIMAR® nasal congestion relief in Mexico, STERIMAR® nasal congestion relief, ULTRAMAX® antiperspirant deodorant, and THERABREATH® mouth wash in the Global Markets Group (“GMG”) business, and HERO® acne treatment products and OXICLEAN® stain removers in Canada.

Consumer International income before income taxes was $33.0 in the first quarter of 2024, an increase of $4.1 as compared to the first quarter of 2023. The increase is due primarily to a favorable price/mix of $10.1, the impact of higher sales volumes of $6.4, favorable foreign exchange rates of $0.6, and lower manufacturing and commodity costs of $0.2, partially offset by higher SG&A expenses of $6.9, higher marketing expenses of $6.0, and unfavorable interest and other expenses of $0.2.

Specialty Products (“SPD”)

SPD net sales were $83.1 in the first quarter of 2024, an increase of $0.8 or 1.0% as compared to the same period in 2023. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2024
Product volumes sold	3.0%
Pricing/Product mix	4.2%
Exit of product line (1)	(6.2%)
Net Sales increase	1.0%
(1)
In the first quarter of 2024, we exited a product line in the SPD Animal Nutrition business.

Net sales increased in the first quarter of 2024 primarily due to strong growth internationally and growth within the domestic non-dairy segment.

SPD income before income taxes was $10.8 in the first quarter of 2024, an increase of $4.0 as compared to the same period in 2023, due to favorable price/product mix of $3.4, the impact of higher sales volumes of $1.1, and lower marketing expenses of $1.1, partially offset by unfavorable manufacturing costs of $1.6.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the first three months of 2024 and 2023, respectively. The Corporate segment income before income taxes was $1.1 in the first quarter of 2024, as compared to $4.4 in the same period in 2023.

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

As of March 31, 2024, we had $349.7 in cash and cash equivalents, and approximately $1,495.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

In the first quarter of 2024, we repaid the remaining $200.0 of our Term Loan due December 22, 2024 with cash on hand.

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

On October 28, 2021, the Board authorized the Company's share repurchase program, under which we may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans. There have been no stock repurchases in 2024.

As of March 31, 2024, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

On January 31, 2024, the Board declared a 4% increase in the regular quarterly dividend from $0.2725 to $0.28375 per share, equivalent to an annual dividend of $1.135 per share, payable to stockholders of record as of February 15, 2024. The increase raises the annual dividend payout from $267.0 to approximately $276.0 on an annualized basis.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $180.0 in 2024 primarily for manufacturing capacity investments in laundry and litter to support expected future sales growth. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net cash provided by operating activities	$263.0	$273.1
Net cash used in investing activities	$(46.8)	$(29.6)
Net cash used in financing activities	$(209.1)	$(311.7)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the three months ended March 31, 2024 decreased by $10.1 to $263.0 as compared to $273.1 in the same period in 2023 as higher working capital was partially offset by an increase in cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to higher accounts receivable balances, as we reduced our accounts receivable factoring program in response to higher interest rates, and higher incentive compensation payments in 2024 compared to 2023 partially offset by a lower investment in inventory. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended March 31, 2024 and 2023:

	As of
	March 31, 2024	March 31, 2023	Change
Days of sales outstanding in accounts receivable ("DSO")	32	27	5
Days of inventory outstanding ("DIO")	67	72	(5)
Days of accounts payable outstanding ("DPO")	71	73	2
Cash conversion cycle	28	26	2

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased two days from the prior year. The increase is due to higher accounts receivable balances, as we reduced our accounts receivable factoring program in response to higher interest rates, and lower accounts payable generally due to timing of payments partially offset by a lower investment in inventory. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2024 was $46.8, primarily reflecting $46.3 for property, plant and equipment additions. Net cash used in investing activities during the first three months of 2023 was $29.6, primarily reflecting $25.0 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2024 was $209.1 reflecting $200.0 of net debt payments, $69.0 of cash dividend payments, partially offset by $59.9 of proceeds from stock option exercises. Net cash used in financing activities during the first three months of 2023 was $311.7 reflecting $255.6 of net debt payments, $66.3 of cash dividend payments, partially offset by $10.2 of proceeds from stock option exercises.

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

On October 28, 2021, the Board authorized the Company's repurchase program under which the Company may purchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the Company’s 2017 Share Repurchase Program. The 2021 Share Repurchase Program does not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

During the first quarter of 2024 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the first quarter of 2024, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As of March 31, 2024, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
1/1/2024 to 1/31/2024	-	$-	-	$658,905,959
2/1/2024 to 2/29/2024	-	-	-	$658,905,959
3/1/2024 to 3/31/2024	467	104.31	467	$658,905,959
Total	467	$104.31	467

ITEM 5. OTHER INFORMATION

(c) During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	By-laws of the Company, amended and restated as of December 23, 2022, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2022.

•	(10.1)	Form of Restricted Stock Unit Agreement.

•	(10.2)	Form of Performance Stock Unit Agreement.

•	(10.3)	Form of Stock Option Award Agreement.

	(10.4)	Amended and Restated Compensation Plan for Directors, dated February 1, 2023, incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K filed on February 16, 2023.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 2, 2024	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 2, 2024	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)