Form 10-Q
period 2024-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2024-08-02
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of July 31, 2024, there were 244,814,961 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

5.	Other Information	31

6.	Exhibits	32

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net Sales	$1,511.2	$1,454.2	$3,014.5	$2,884.0
Cost of sales	799.1	815.3	1,615.4	1,623.1
Gross Profit	712.1	638.9	1,399.1	1,260.9
Marketing expenses	152.4	132.2	304.4	254.5
Selling, general and administrative expenses	222.8	213.1	452.8	420.9
Income from Operations	336.9	293.6	641.9	585.5
Equity in earnings of affiliates	3.1	2.0	4.2	6.4
Other income (expense), net	3.7	1.7	6.7	3.0
Interest expense	(23.2)	(27.9)	(48.2)	(56.7)
Income before Income Taxes	320.5	269.4	604.6	538.2
Income taxes	77.0	48.2	133.4	113.8
Net Income	$243.5	$221.2	$471.2	$424.4

Weighted average shares outstanding - Basic	244.3	245.0	243.9	244.4
Weighted average shares outstanding - Diluted	247.0	247.9	246.5	247.4
Net income per share - Basic	$1.00	$0.90	$1.93	$1.74
Net income per share - Diluted	$0.99	$0.89	$1.91	$1.72
Cash dividends per share	$0.28	$0.27	$0.57	$0.54

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net Income	$243.5	$221.2	$471.2	$424.4
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(2.8)	3.3	(6.3)	5.7
Defined benefit plan adjustments gain	0.0	0.0	(0.2)	1.5
Income (loss) from derivative agreements	3.0	(4.9)	4.6	(5.7)
Other comprehensive (loss) income	0.2	(1.6)	(1.9)	1.5
Comprehensive income	$243.7	$219.6	$469.3	$425.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$491.7	$344.5
Accounts receivable, less allowances of $7.4 and $7.3	587.9	526.9
Inventories	627.3	613.3
Other current assets	48.3	45.0
Total Current Assets	1,755.2	1,529.7

Property, Plant and Equipment, Net	943.6	927.7
Equity Investment in Affiliates	12.8	12.0
Trade Names and Other Intangibles, Net	3,244.7	3,302.3
Goodwill	2,432.6	2,431.5
Other Assets	373.2	366.0
Total Assets	$8,762.1	$8,569.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$6.1	$3.9
Current portion of long-term debt	0.0	199.9
Accounts payable	673.2	630.6
Accrued expenses and other liabilities	460.8	580.4
Income taxes payable	9.6	7.2
Total Current Liabilities	1,149.7	1,422.0

Long-term Debt	2,207.6	2,202.2
Deferred Income Taxes	742.4	743.1
Deferred and Other Long-term Liabilities	324.1	313.7
Business Acquisition Liabilities	32.8	32.8
Total Liabilities	4,456.6	4,713.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of June 30, 2024 and December 31, 2023	293.7	293.7
Additional paid-in capital	518.7	454.8
Retained earnings	6,345.2	6,012.3
Accumulated other comprehensive loss	(29.1)	(27.2)
Common stock in treasury, at cost: 48,938,056 shares as of June 30, 2024 and 50,557,219 shares as of December 31, 2023	(2,823.0)	(2,878.2)
Total Stockholders' Equity	4,305.5	3,855.4
Total Liabilities and Stockholders' Equity	$8,762.1	$8,569.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flow From Operating Activities
Net Income	$471.2	$424.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	38.8	34.6
Amortization expense	78.4	76.1
Deferred income taxes	(7.4)	(1.9)
Equity in net earnings of affiliates	(4.2)	(6.4)
Distributions from unconsolidated affiliates	3.3	4.4
Non-cash compensation expense	40.2	39.5
Other	5.1	0.2
Change in assets and liabilities:
Accounts receivable	(62.2)	(32.4)
Inventories	(8.2)	(24.3)
Other current assets	1.7	8.8
Accounts payable	61.0	(4.7)
Accrued expenses	(108.8)	(12.4)
Income taxes payable	0.9	6.6
Other operating assets and liabilities, net	(9.9)	(3.3)
Net Cash Provided By Operating Activities	499.9	509.2
Cash Flow From Investing Activities
Additions to property, plant and equipment	(76.6)	(63.2)
Graphico acquisition	(19.9)	0.0
Proceeds from sale of assets	6.6	0.0
Other	(1.6)	(6.0)
Net Cash Used In Investing Activities	(91.5)	(69.2)
Cash Flow From Financing Activities
Long-term debt (repayments)	(200.2)	(200.0)
Short-term debt (repayments), net of borrowings	2.5	(70.6)
Proceeds from stock options exercised	79.5	88.3
Payment of cash dividends	(138.2)	(133.0)
Deferred financing and other	(1.0)	(0.1)
Net Cash Provided By (Used In) Financing Activities	(257.4)	(315.4)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	2.0
Net Change In Cash and Cash Equivalents	147.2	126.6
Cash and Cash Equivalents at Beginning of Period	344.5	270.3
Cash and Cash Equivalents at End of Period	$491.7	$396.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash paid during the period for:
Interest (net of amounts capitalized)	$48.2	$57.9
Income taxes	$140.0	$109.2
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$12.3	$25.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	203.2	0.0	0.0	203.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	3.1	0.0	3.1
Cash dividends	0.0	0.0	0.0	0.0	(66.3)	0.0	0.0	(66.3)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.8	(0.3)	0.0	10.3	37.8
March 31, 2023	293.7	(49.5)	$293.7	$394.0	$5,661.2	$(26.2)	$(2,655.0)	$3,667.7
Net income	0.0	0.0	0.0	0.0	221.2	0.0	0.0	221.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Cash dividends	0.0	0.0	0.0	0.0	(66.7)	0.0	0.0	(66.7)
Stock based compensation expense and stock option plan transactions	0.0	1.8	0.0	28.6	(0.4)	0.0	62.2	90.4
June 30, 2023	293.7	(47.7)	$293.7	$422.6	$5,815.3	$(27.8)	$(2,592.8)	$3,911.0

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2023	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	227.7	0.0	0.0	227.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Cash dividends	0.0	0.0	0.0	0.0	(69.0)	0.0	0.0	(69.0)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	43.5	(0.2)	0.0	45.4	88.7
March 31, 2024	293.7	(49.2)	$293.7	$498.3	$6,170.8	$(29.3)	$(2,832.8)	$4,100.7
Net income	0.0	0.0	0.0	0.0	243.5	0.0	0.0	243.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	0.2	0.0	0.2
Cash dividends	0.0	0.0	0.0	0.0	(69.2)	0.0	0.0	(69.2)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	20.4	0.1	0.0	9.8	30.3
June 30, 2024	293.7	(48.9)	$293.7	$518.7	$6,345.2	$(29.1)	$(2,823.0)	$4,305.5

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

The Company incurred research and development expenses in the second quarter of 2024 and 2023 of $33.0 and $30.2, respectively. The Company incurred research and development expenses in the first six months of 2024 and 2023 of $63.1 and $56.9, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.
Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023
Raw materials and supplies	$140.2	$137.5
Work in process	44.2	40.2
Finished goods	442.9	435.6
Total	$627.3	$613.3

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2024	2023
Land	$28.2	$28.3
Buildings and improvements	345.4	317.8
Machinery and equipment	973.4	895.1
Software	125.9	122.6
Office equipment and other assets	118.6	105.2
Construction in progress	247.0	348.4
Gross PP&E	1,838.5	1,817.4
Less accumulated depreciation	894.9	889.7
Net PP&E	$943.6	$927.7

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Depreciation expense on PP&E	$20.4	$17.7	$38.8	$34.6

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	244.3	245.0	243.9	244.4
Dilutive effect of stock options	2.7	2.9	2.6	3.0
Weighted average common shares outstanding - diluted	247.0	247.9	246.5	247.4
Antidilutive stock options outstanding	1.1	2.5	1.1	3.9

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

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price (per share)	(in Years)	Value
Outstanding at December 31, 2023	10.2	$68.77
Granted	1.0	100.41
Exercised	(1.5)	50.74
Cancelled	(0.1)	85.49
Outstanding at June 30, 2024	9.6	$74.93	6.2	$277.5
Exercisable at June 30, 2024	6.1	$66.71	4.8	$225.6

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Intrinsic Value of Stock Options Exercised	$12.5	$97.0	$81.3	$107.7
Stock Compensation Expense Related to Stock Option Awards	$4.0	$4.4	$20.5	$18.9
Issued Stock Options	0.0	0.0	1.0	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$29.90	$24.03
Fair Value of Stock Options Issued	$0.0	$0.0	$30.8	$24.7

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Risk-free interest rate	N/A	N/A	4.2%	4.0%
Expected life in years	N/A	N/A	7.2	7.3
Expected volatility	N/A	N/A	22.3%	22.4%
Dividend yield	N/A	N/A	1.1%	1.3%

Restricted Stock Units

The Company granted employees 100,050 RSUs with a total fair value of $10.2 at a weighted average grant date fair value of $101.88 per RSU during the six months ended June 30, 2024 and granted employees 117,920 RSUs with a total fair value of $10.1 at a weighted average grant date fair value of $85.99 per RSU during the six months ended June 30, 2023. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 10), 854,882 shares of restricted stock were issued to certain individuals in October 2022 with a total fair value of $61.5. This restricted stock is recognized as compensation expense ratably over the vesting period if those individuals continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition, with the first 213,719 vesting in April of 2024. The restricted stock expense associated with the Hero Acquisition for the six months ended June 30, 2024 and 2023 was $12.5 and $14.6, respectively, and is included in the Non-cash compensation expense caption in the condensed consolidated statement of cash flows.

Performance Stock Units

In the first quarter of 2024 and 2023, respectively, the Company granted PSUs to members of the Executive Leadership Team including the CEO, with an aggregate award equal to 19,960 and 19,650 PSUs, respectively. The PSUs were valued at a weighted average grant date fair value equal to $122.24 in 2024 and $110.95 in 2023 per PSU using a Monte Carlo model. The performance target is based on the Company’s total shareholder return (“TSR”) relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

7.
Share Repurchases

On October 28, 2021, the Board authorized the Company’s share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As of June 30, 2024, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$342.0	$342.0	$217.7	$217.7
Financial Liabilities:
Short-term borrowings	Level 2	6.1	6.1	3.9	3.9
Term loan due December 22, 2024	Level 2	0.0	0.0	200.0	200.0
3.15% Senior notes due August 1, 2027	Level 2	424.9	404.3	424.8	406.9
2.3% Senior notes due December 15, 2031	Level 2	399.4	334.9	399.3	338.6
5.6% Senior notes due November 15, 2032	Level 2	499.2	522.1	499.2	535.6
3.95% Senior notes due August 1, 2047	Level 2	397.7	319.2	397.7	333.7
5.00% Senior notes due June 15, 2052	Level 2	499.8	471.6	499.8	498.1
International long-term debt	Level 2	4.2	4.2	0.0	0.0

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the six months ended June 30, 2024 and 2023.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued and Other Liabilities, approximated estimated fair values as of June 30, 2024 and December 31, 2023.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts	$220.7	$228.9
Diesel fuel contracts	3.0 gallons	2.3 gallons
Commodities contracts	41.7 pounds	59.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$0.6	$0.0
Equity derivatives	$24.5	$23.2

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and six months ended June 30, 2024.

10.
Acquisitions

On June 3, 2024, the Company acquired substantially all of the issued and outstanding shares of capital stock of Graphico, Inc. ("Graphico"), a Japan-based distributor focused on consumer goods primarily in the Japanese market (the “Graphico Acquisition”). The Company paid $19.9, net of cash acquired, at closing. The Company acquired the remaining minority shares for approximately $2.0 in July 2024. Graphico’s annual net sales for the year ended December 31, 2023 were approximately $38.0. The Graphico Acquisition was financed with cash on hand, is expected to contribute to greater expansion of our business in the Asia-Pacific (APAC) region, and is managed in the Consumer International segment.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$3.5
Inventory	11.3
Other current assets	1.5
Other long-term assets	5.8
Customer relationship intangible asset	7.1
Goodwill	2.1
Accounts payable, accrued and other liabilities	(4.9)
Long-term debt	(4.4)
Deferred income taxes	(2.1)
Cash purchase price (net of cash acquired)	$19.9

The customer relationship intangible asset was valued using a discounted cash flow model and has a useful life of 15 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results. The goodwill and other intangible assets associated with the Graphico Acquisition are not deductible for U.S. tax purposes.

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	June 30, 2024				December 31, 2023
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade Names	$1,384.1	$(441.4)	$942.7	3-20	$1,385.5	$(403.5)	$0.0	$982.0
Customer Relationships	643.3	(386.9)	$256.4	15-20	644.9	(373.3)	(3.5)	268.1
Patents/Formulas	205.6	(121.3)	84.3	4-20	208.3	(116.1)	(1.9)	90.3
Total	$2,233.0	$(949.6)	$1,283.4		$2,238.7	$(892.9)	$(5.4)	$1,340.4

Intangible amortization expense was $30.7 and $31.1 for the second quarter of 2024 and 2023, respectively. Intangible amortization expense amounted to $61.5 and $62.2 for the first six months of 2024 and 2023, respectively. The Company estimates that intangible amortization expense will be approximately $122.0 in 2024 and approximately $121.0 declining to $87.0 annually over the next five years.

In the fourth quarter of 2022, the Company determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consisted of the definite-lived trade name, customer relationships and technology assets recorded at acquisition. The Company evaluated our ability to recover the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The impairment charge is included in SG&A with $349.3 recorded in the Consumer Domestic segment and $61.7 recorded in the Consumer International segment. The impairment charge was applied as a full impairment of the customer relationship and technology assets and a partial impairment of the trade name. The remaining net book value of the trade name as of June 30, 2024 is $23.2 and will be amortized over a remaining useful life of 1.5 years. The estimated fair value of the intangible assets was determined using the income approach with Level 3 inputs. The Level 3 inputs include the discount rate of 8.5% applied to management’s estimates of future cash flows based on projections of revenue, gross margin, marketing expense and tax rates considering the loss of product distribution and the reduction in customer demand that FINISHING TOUCH FLAWLESS had been experiencing through December 31, 2022. The Company has implemented strategies to address the decline in profitability. However, if unsuccessful, a further decline could trigger a future impairment charge.

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	June 30,	December 31,
	2024	2023
Trade Names	$1,961.3	$1,961.9

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

The VITAFUSION and LIL' CRITTERS trade name is susceptible to future impairment risk. The carrying value of the VITAFUSION and LIL' CRITTERS trade name is $281.3. The fair value represented 154% of the carrying value as of October 1, 2023, the date of the Company’s last impairment test. The key assumptions used in the projections from the October 1, 2023 impairment analysis include a discount rate of 8.6%, revenue growth rates between 3% and 5% and EBITA margins between 12% and 15%. Other noncurrent assets supporting the VITAFUSION and LIL' CRITTERS brand are PP&E, net, including investments in future capacity expansion projects, of $173.0, and other intangible assets of $17.1.

The assumptions used in the October 1, 2023 tradename impairment test were based on market conditions and management’s expectation of the success of growth and profitability initiatives at that time. The growth and profitability initiatives were primarily from higher promotion and marketing spend, new product introductions and expansion in e-commerce and international markets.

In 2024, the vitamin category has continued to decline. We have also continued to experience a reduction in market share and profitability primarily due to significant product competition coming from new category entrants, including private label. In addition, residual impacts from past vitamin-specific supply chain challenges have resulted in reduced shelf space for VITAFUSION and LIL' CRITTERS at certain retailers and consumers switching to competitor’s brands. Management has implemented actions intended to improve the VITAFUSION and LIL' CRITTERS business which have included upgrading formulas for better texture and flavor to improve the consumer experience, new and innovative packaging and advertising, and introducing new product forms like soft chews. However, to date, these actions have not slowed the loss of market share in 2024 making it difficult to grow the business.

The above factors along with higher interest rates have resulted in a reduction in the expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. The Company monitors the performance of this business on at least a quarterly basis. Our current review did not indicate that a triggering event occurred in the second quarter as the Company continues to expect benefits from its efforts to stabilize the VITAFUSION and LIL' CRITTERS business. However, improvements in the business are taking longer than we anticipated. If our growth and profitability initiatives do not begin to realize benefits soon, the tradename is susceptible to impairment.

The Company’s global WATERPIK business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. Waterpik's profitability has also been impacted by tariffs imposed on its products imported into the United States that were manufactured in China. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name was $644.7 and fair value represented 109% of the carrying value as of October 1, 2023. The key assumptions used in the projections from the Company’s October 1, 2023 impairment analysis include a discount rate of 8.8%, revenue growth rates between 0% and 4.5% and EBITA margins between 19% and 26%. These assumptions are based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the WATERPIK trade name, the Company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global WATERPIK business has not substantially changed since the Company's last impairment test.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2023	$2,061.1	$234.4	$136.0	$2,431.5
Graphico acquired goodwill	0.0	2.1	0.0	2.1
Passport divestiture	0.0	0.0	(1.0)	(1.0)
Balance at June 30, 2024	$2,061.1	$236.5	$135.0	$2,432.6

The result of the Company’s annual goodwill impairment test, performed in the second quarter of each year, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

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

A summary of the Company’s lease information is as follows:

		June 30,	December 31,
	Classification	2024	2023
Assets
Right of use assets	Other Assets	$189.0	$186.0

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$28.9	$24.7
Long-term lease liabilities	Deferred and Other Long-term Liabilities	177.2	174.9
Total lease liabilities		$206.1	$199.6

Other information
Weighted-average remaining lease term (years)		7.9	8.1
Weighted-average discount rate		4.6%	4.5%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Statement of Income
Lease cost(1)	$9.9	$7.9	$19.8	$15.6

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$1.7	$4.1	$18.4	$5.1
Cash paid for amounts included in the measurement of lease liabilities	$8.5	$7.9	$16.3	$15.5
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first six months of 2024 and 2023 was $15.1 and $11.9, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In January 2024, the Company expanded space at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.4 recorded in the first quarter of 2024.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2024	$18.3
2025	38.0
2026	29.6
2027	27.8
2028	25.2
2029 and thereafter	109.3
Total future minimum lease commitments	248.2
Less: Imputed interest	(42.1)
Present value of lease liabilities	$206.1

13.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$673.2	$630.6
Accrued marketing and promotion costs	230.1	276.7
Accrued wages and related benefit costs	82.5	152.3
Other accrued current liabilities	148.2	151.4
Total	$1,134.0	$1,211.0

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

As of June 30, 2024, the obligations outstanding related to the SCF program amount to $89.7, recorded within Accounts Payable in the Condensed Consolidated Balance Sheets and $186.4 payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	June 30,	December 31,
	2024	2023
Short-term borrowings
Various debt due to international banks	6.1	3.9
Total short-term borrowings	$6.1	$3.9

Long-term debt
Term loan due December 22, 2024	$ 0.0	$200.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.1)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.6)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.8)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.3)	(2.3)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.2)	(0.2)
Various debt due to international banks	4.2	0.0
Debt issuance costs, net	(17.6)	(18.7)
Total long-term debt	2,207.6	2,402.1
Less: Current maturities	0.0	(199.9)
Net long-term debt	$2,207.6	$2,202.2

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	5.7	2.0	(3.9)	3.8
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(3.7)	(3.7)
Tax benefit (expense)	0.0	(0.5)	1.9	1.4
Other comprehensive income (loss)	5.7	1.5	(5.7)	1.5
Balance at June 30, 2023	$(40.7)	$3.2	$9.7	$(27.8)

Balance at December 31, 2023	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	(6.3)	(0.2)	7.6	1.1
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(1.0)	(1.0)
Tax benefit (expense)	0.0	0.0	(2.0)	(2.0)
Other comprehensive income (loss)	(6.3)	(0.2)	4.6	(1.9)
Balance at June 30, 2024	$(44.1)	$4.4	$10.6	$(29.1)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a gain of $0.3 and $2.8 to the condensed consolidated statements of income during the three months ended June 30, 2024 and 2023, respectively.

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

b. As of June 30, 2024, the Company had commitments of approximately $396.7 These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2024, the Company had various guarantees and letters of credit totaling $6.0.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the “Zicam Acquisition”), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable five years from the closing.

In connection with the December 24, 2021 TheraBreath Acquisition, the Company deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used or witheld in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024, an additional $7.0 to be paid in December 2024 and the remaining $5.0 to be paid in December 2025.

In connection with the October 13, 2022 Hero Acquisition, the Company deferred an additional cash payment of $8.0 to satisfy certain indemnification obligations. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable five years from the closing.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), in each of which the Company holds a 50% ownership interest:

	Armand		ArmaKleen
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Purchases by Company	$6.7	$7.6	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.6	$0.6
Outstanding Accounts Receivable	$0.7	$0.4	$0.3	$1.4
Outstanding Accounts Payable	$1.1	$1.6	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.2	$1.1	$1.1	$1.0

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

The Corporate segment income consists of equity in earnings of affiliates. As of June 30, 2024, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaled $3.1 and $2.0 for the three months ended June 30, 2024 and 2023, respectively, and $4.2 and $6.4 for the six months ended June 30, 2024 and 2023, respectively, are included in the Corporate segment.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2024	$1,170.6	$263.7	$76.9	$0.0	$1,511.2
Second Quarter 2023	1,128.2	241.9	84.1	0.0	1,454.2
First Six Months of 2024	$2,335.8	$518.7	$160.0	$0.0	$3,014.5
First Six Months of 2023	2,245.1	472.5	166.4	0.0	2,884.0

Income before Income Taxes(2)
Second Quarter 2024	$273.2	$32.9	$11.3	$3.1	$320.5
Second Quarter 2023	230.7	27.5	9.2	2.0	269.4
First Six Months of 2024	$512.4	$65.9	$22.1	$4.2	$604.6
First Six Months of 2023	459.4	56.4	16.0	6.4	538.2

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $7.0 and $3.4 for the three months ended June 30, 2024 and June 30, 2023, respectively, and were $12.6 and $7.0 for the six months ended June 30, 2024 and June 30, 2023, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income from operations.
(3)
The Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2024 and June 30, 2023.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Household Products	$653.2	$619.2	$1,292.1	$1,220.8
Personal Care Products	517.4	509.0	1,043.7	1,024.3
Total Consumer Domestic	1,170.6	1,128.2	2,335.8	2,245.1
Total Consumer International	263.7	241.9	518.7	472.5
Total SPD	76.9	84.1	160.0	166.4
Total Consolidated Net Sales	$1,511.2	$1,454.2	$3,014.5	$2,884.0

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

Overview

We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; VITAFUSION® and L’IL CRITTERS® gummy dietary supplements for adults and children, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads; THERABREATH® oral care products; HERO® acne treatment products; TROJAN® condoms, lubricants and vibrators; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; and ZICAM® cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits.

We sell our consumer products through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, all of which sell our products to consumers. We sell our specialty products to industrial customers, livestock producers and through distributors.

We operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”).

Recent Developments

On October 4, 2021, members of the Organisation for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) or Pillar Two rules. The Pillar Two rules are designed to be implemented into the domestic law of each jurisdiction to ensure large multinational enterprise groups are subject to a minimum effective tax rate of 15% in each jurisdiction where they operate. January 1, 2024 marked the official effective date of the 15% global corporate minimum tax imposed by the Pillar Two rules. Based on current legislation and available guidance, we have evaluated the impact of the Pillar Two rules and determined there is no impact to the Company.

During the first quarter of 2024, we exited the MEGALAC supplement portion of our Animal Nutrition business within our SPD segment. Net sales for the six months ended June 30, 2024 and 2023 were $7.6 and $21.6, respectively.

On June 3, 2024, we acquired substantially all of the issued and outstanding shares of capital stock of Graphico, Inc. ("Graphico"), a Japan-based distributor focused on consumer goods primarily in the Japanese market (the “Graphico Acquisition”). We paid $19.9, net of cash acquired, at closing. We acquired the remaining minority shares for approximately $2.0 in July 2024. Graphico’s annual net sales for the year ended December 31, 2023 were approximately $38.0. The Graphico Acquisition was financed with cash on hand, is expected to contribute to greater expansion of our business in the Asia-Pacific (APAC) region, and is managed in the Consumer International segment.

During the second quarter of 2024, we sold our Passport food safety business, Passport Food Safety Solutions, Inc., with assets of $7.0, inclusive of intangible assets of $2.7 and corresponding goodwill of $1.0, for cash proceeds of $6.6 and $0.5 held in escrow for a gain of $0.1.

During the second quarter of 2024, we received a favorable tariff ruling from the U.S. government associated with certain products imported from China. This ruling resulted in a $26.1 reduction of Cost of goods sold during the second quarter of 2024.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2024	Prior Year	June 30, 2023
Net Sales	$1,511.2	3.9%	$1,454.2
Gross Profit	$712.1	11.5%	$638.9
Gross Margin	47.1%	320 basis points	43.9%
Marketing Expenses	$152.4	15.3%	$132.2
Percent of Net Sales	10.1%	100 basis points	9.1%
Selling, General & Administrative Expenses	$222.8	4.6%	$213.1
Percent of Net Sales	14.7%	10 basis points	14.6%
Income from Operations	$336.9	14.7%	$293.6
Operating Margin	22.3%	210 basis points	20.2%
Net income per share - Diluted	$0.99	11.2%	$0.89

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2024	Prior Year	June 30, 2023
Net Sales	$3,014.5	4.5%	$2,884.0
Gross Profit	$1,399.1	11.0%	$1,260.9
Gross Margin	46.4%	270 basis points	43.7%
Marketing Expenses	$304.4	19.6%	$254.5
Percent of Net Sales	10.1%	130 basis points	8.8%
Selling, General & Administrative Expenses	$452.8	7.6%	$420.9
Percent of Net Sales	15.0%	40 basis points	14.6%
Income from Operations	$641.9	9.6%	$585.5
Operating Margin	21.3%	100 basis points	20.3%
Net income per share - Diluted	$1.91	11.0%	$1.72

Net Sales

Net sales for the quarter ended June 30, 2024 were $1,511.2, an increase of $57.0 or 3.9% as compared to the same period in 2023. Net sales for the six months ended June 30, 2024 were $3,014.5, an increase of $130.5 or 4.5% over the comparable six month period of 2023. The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2024	2024
Product volumes sold(1)	3.5%	3.6%
Pricing/Product mix(2)	1.2%	1.3%
Foreign exchange rate fluctuations	(0.1%)	0.1%
Exit of product lines (net of acquisition)(3)	(0.7%)	(0.5%)
Net Sales increase	3.9%	4.5%

(1)
For both the three and six months ended June 30, 2024, the volume change reflects increased product unit sales in all three segments.
(2)
For the three months ended June 30, 2024, price/mix was favorable in the Consumer Domestic and Consumer International segments, partially offset by the SPD segment. For the six months ended June 30, 2024, price/mix was favorable in all three segments.

(3)
In the first quarter of 2024, we exited the MEGALAC supplement portion of the SPD Animal Nutrition business. In the second quarter of 2024 we acquired substantially all of Graphico and sold the Passport food safety business.

Gross Profit / Gross Margin

Our gross profit was $712.1 for the three months ended June 30, 2024, a $73.2 increase as compared to the same period in 2023. Gross margin increased 320 basis points (“bps”) in the second quarter of 2024 compared to the same period in 2023, due to a favorable tariff ruling of 180 bps, the impact of productivity programs of 120 bps, and favorable price/mix/volume of 80 bps, offset by the impact of higher manufacturing costs including labor and commodities of 50 bps and unfavorable foreign exchange of 10 bps. Gross profit was $1,399.1 for the six months ended June 30, 2024, a $138.2 increase compared to the same period in 2023. Gross margin increased 270 bps in the first six months of 2024 compared to the same period in 2023, due to the impact of productivity programs of 120 bps, favorable price/mix/volume of 110 bps, and a favorable tariff ruling of 90 bps, offset by the impact of higher manufacturing costs including labor and commodities of 40 bps and unfavorable foreign exchange of 10 bps.

Operating Expenses

Marketing expenses for the three months ended June 30, 2024 were $152.4, an increase of $20.2 or 15.3% as compared to the same period in 2023. Marketing expenses as a percentage of net sales in the second quarter of 2024 increased by 100 bps to 10.1% as compared to 9.1% in the same period in 2023 due to 130 bps on higher expense primarily from increased marketing spend to support new product introductions, offset by 30 bps of leverage on higher net sales. Marketing expenses for the six months ended June 30, 2024 were $304.4, an increase of $49.9 or 19.6% as compared to the same period in 2023. Marketing expenses as a percentage of net sales for the first six months of 2024 increased by 130 bps to 10.1% as compared to 8.8% in the same period in 2023 due to 170 bps on higher expense, primarily from increased marketing spend to support new product introductions, offset by 40 bps of leverage on higher net sales.

SG&A expenses were $222.8 in the second quarter of 2024, an increase of $9.7 or 4.6% as compared to the same period in 2023. SG&A as a percentage of net sales increased 10 bps to 14.7% in the second quarter of 2024 as compared to 14.6% in the same period in 2023. The increase is due to 60 bps on higher expenses, primarily due to growth investments in our international division, Research and Development ("R&D") and Information Technology ("IT"), and the Graphico acquisition, offset by 50 bps of leverage associated with higher sales. SG&A expenses for the first six months of 2024 were $452.8, an increase of $31.9 or 7.6% as compared to the same period in 2023. SG&A as a percentage of net sales increased 40 bps to 15.0% in the first six months of 2024 compared to 14.6% in 2023 due to 100 bps on higher expenses, primarily due to growth investments in our international division, R&D and IT, offset by 60 bps of leverage associated with higher sales.

Other income for the three and six months ended June 30, 2024 increased $2.0 and $3.7, respectively, as compared to the same periods in 2023, primarily due to higher investment income.

Interest expense for the three and six months ended June 30, 2024 decreased $4.7 and $8.5 to $23.2 and $48.2, respectively, as compared to the same periods in 2023, primarily due to lower average outstanding debt.

Income Taxes

The effective tax rate for the three months ended June 30, 2024 was 24.0%, compared to 17.9% in the same period in 2023. The effective tax rate for the six months ended June 30, 2024 was 22.1%, compared to 21.1% in the same period in 2023.

The increase in the tax rate for both periods is primarily from a lower tax benefit on reduced stock option exercises in 2024 compared to 2023.

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

The Corporate segment income consists of equity in earnings of affiliates. As of June 30, 2024, we held 50% ownership interests in each of Armand and ArmaKleen, respectively. Our equity in earnings of Armand and ArmaKleen, totaling $3.1 and $2.0 for the three months ended June 30, 2024 and 2023, respectively, and $4.2 and $6.4 for the six months ended June 30, 2024 and 2023, respectively, are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income before income taxes for the three and six months ended June 30, 2024 and June 30, 2023 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Second Quarter 2024	$1,170.6	$263.7	$76.9	$0.0	$1,511.2
Second Quarter 2023	1,128.2	241.9	84.1	0.0	1,454.2
First Six Months of 2024	$2,335.8	$518.7	$160.0	$0.0	$3,014.5
First Six Months of 2023	2,245.1	472.5	166.4	0.0	2,884.0

Income before Income Taxes(2)
Second Quarter 2024	$273.2	$32.9	$11.3	$3.1	$320.5
Second Quarter 2023	230.7	27.5	9.2	2.0	269.4
First Six Months of 2024	$512.4	$65.9	$22.1	$4.2	$604.6
First Six Months of 2023	459.4	56.4	16.0	6.4	538.2

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $7.0 and $3.4 for the three months ended June 30, 2024 and June 30, 2023, respectively, and were $12.6 and $7.0 for the six months ended June 30, 2024 and June 30, 2023, respectively.
(2)
In determining income before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and six months ended June 30, 2024 and June 30, 2023.

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Household Products	$653.2	$619.2	$1,292.1	$1,220.8
Personal Care Products	517.4	509.0	1,043.7	1,024.3
Total Consumer Domestic	1,170.6	1,128.2	2,335.8	2,245.1
Total Consumer International	263.7	241.9	518.7	472.5
Total SPD	76.9	84.1	160.0	166.4
Total Consolidated Net Sales	$1,511.2	$1,454.2	$3,014.5	$2,884.0

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2024 were $1,170.6, an increase of $42.4 or 3.8% as compared to the same period in 2023. Consumer Domestic net sales for the six months ended June 30, 2024 were $2,335.8, an increase of $90.7 or 4.0% as compared to the same period in 2023. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2024	2024
Product volumes sold	3.3%	3.3%
Pricing/Product mix	0.5%	0.7%
Net Sales increase	3.8%	4.0%

The increase in net sales for the three months ended June 30, 2024, includes growth from THERABREATH® mouth wash, ARM & HAMMER® Cat Litter, HERO® acne treatment products, ARM & HAMMER® Liquid Detergent, and XTRA® liquid detergent, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy dietary supplements, FINISHING TOUCH FLAWLESS® Hair Removal Products and WATERPIK® Shower Heads. The increase in net sales for the six-month period ending June 30, 2024, includes growth from THERABREATH® mouth wash, HERO® acne treatment products, ARM & HAMMER® Cat Litter, XTRA® liquid detergent, ARM & HAMMER® Liquid Detergent, and BATISTE® Dry Shampoo, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, WATERPIK® Shower Heads, and FINISHING TOUCH FLAWLESS® Hair Removal Products.

Consumer Domestic income before income taxes for the second quarter of 2024 was $273.2, a $42.5 increase as compared to the second quarter of 2023. The increase is primarily due to a favorable tariff ruling of $26.1, the impact of higher sales volumes of $21.1, the benefit of productivity programs of $16.4, favorable interest and other expenses of $4.1 and favorable price/mix of $0.8, partially offset by higher marketing expenses of $15.1, higher SG&A expenses of $12.0 and higher manufacturing and distribution expenses of $2.6. For the six-month period ended June 30, 2024, income before income taxes was $512.4, a $53.0 increase as compared to the first six months of 2023. The increase is due primarily to the impact of higher sales volumes of $42.0, a favorable tariff ruling of $26.1, the benefit of productivity programs of $34.6, favorable interest and other expenses of $11.6 and favorable price/mix of $10.0, partially offset by higher marketing expenses of $39.8, higher SG&A expenses of $31.7 and higher manufacturing and distribution expenses of $1.9.

Consumer International

Consumer International net sales were $263.7 in the second quarter of 2024, an increase of $21.8 or 9.0% as compared to the same period in 2023. Consumer International net sales in the first six months of 2024 were $518.7, an increase of $46.2 or 9.8% as compared to the same period in 2023. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2024	2024
Product volumes sold	4.6%	5.1%
Pricing/Product mix	4.7%	4.0%
Foreign exchange rate fluctuations	(0.4%)	0.6%
Acquired product line(1)	0.1%	0.1%
Net Sales increase	9.0%	9.8%

(1)
The Graphico acquisition is included in our results since June 1, 2024, the date of acquisition.

Excluding the impact of foreign exchange rates, sales growth in the second quarter ended June 30, 2024 was driven by VITAFUSION® and L’IL CRITTERS® gummy vitamins, THERABREATH® mouth wash, STERIMAR® nasal congestion relief, OXICLEAN® stain removers and ARM & HAMMER® Baking Soda in GMG, HERO® acne treatment products and WATERPIK® Flossers in Canada, ARM & HAMMER® Liquid Detergent and STERIMAR® nasal congestion relief in Mexico, and HERO® acne treatment products in Europe and Australia. The increase in net sales for the six-month period ending June 30,2024, was driven by STERIMAR® nasal congestion relief, and VITAFUSION® and L’IL CRITTERS® gummy vitamins in GMG, STERIMAR® nasal congestion relief and ARM & HAMMER® Liquid Detergent in Mexico, HERO® acne treatment products and ANUSOL in Europe, HERO® acne treatment products and WATERPIK® Flossers in Canada, and HERO® acne treatment products in Australia.

Consumer International income before income taxes was $32.9 in the second quarter of 2024, a $5.4 increase as compared to the second quarter of 2023. The increase is due primarily to a favorable price/mix of $11.7, the impact of higher sales volumes of $4.5, and favorable interest and other expenses of $0.6, partially offset by higher marketing expenses of $5.7, higher SG&A expenses of $4.3 (including Graphico), unfavorable foreign exchange rates of $1.5 and higher manufacturing and commodity costs of $0.2. For the first six months of 2024, income before income taxes was $65.9, an $9.5 increase as compared to the same period in 2023. The increase is due primarily to a favorable price/mix of $22.0, the impact of higher sales volumes of $10.9, and favorable interest and other expenses of $0.6, partially offset by higher marketing expenses of $11.8, higher SG&A expenses of $11.2 (including Graphico), unfavorable foreign exchange rates of $0.9 and higher manufacturing and distribution expenses of $0.3.

Specialty Products (“SPD”)

SPD net sales were $76.9 in the second quarter of 2024, a decrease of $7.2 or 8.6% as compared to the same period in 2023. SPD net sales were $160.0 for the first six months of 2024, a decrease of $6.4, or 3.8% as compared to the same period in 2023. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2024	2024
Product volumes sold	4.1%	3.5%
Pricing/Product mix	(0.2%)	2.0%
Exit of product lines (1)	(12.5%)	(9.3%)
Net Sales decrease	(8.6%)	(3.8%)

(1)
We exited the MEGALAC supplement portion of the Animal Nutrition business in the first quarter of 2024 and sold the Passport food safety business in the second quarter of 2024.

Net sales excluding product line divestitures increased in the three and six months ended June 30, 2024 primarily due to strong growth internationally for our animal nutrition segment and domestically for our specialty chemicals segment.

SPD income before income taxes was $11.3 in the second quarter of 2024, an increase of $2.1 as compared to the same period in 2023 due to lower SG&A and other costs of $1.3, favorable manufacturing costs of $0.8, and lower marketing costs of $0.4, partially offset by lower volumes of $0.3 (including the exit of MEGALAC) and unfavorable price/mix of $0.2. SPD income before income taxes was $22.1 in the first six months of 2024, an increase of $6.1 as compared to the same period in 2023 due primarily to favorable price/product mix of $3.2, lower marketing expenses of $1.5, lower SG&A and other costs of $1.4 and the impact of higher sales volumes of $0.9 (including the exit of MEGALAC), partially offset by unfavorable manufacturing costs of $0.8.

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and six months of 2024 and 2023. The Corporate segment income before income taxes was $3.1 in the second quarter of 2024, as compared to $2.0 in the same period in 2023. The Corporate segment income before income taxes was $4.2 for the first six months of 2024, as compared to $6.4 in the same period in 2023.

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

As of June 30, 2024, we had $491.7 in cash and cash equivalents, and approximately $1,495.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

In the first quarter of 2024, we repaid the remaining $200.0 of our Term Loan due December 22, 2024 with cash on hand.

The current economic environment presents risks that could have adverse consequences for our liquidity. See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of the Form 10-K. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement. We currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On October 28, 2021, the Board authorized the Company’s share repurchase program, under which we may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans. There have been no stock repurchases in 2024 under the 2021 Share Repurchase Program.

As of June 30, 2024, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

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

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2024	2023
Net cash provided by operating activities	$499.9	$509.2
Net cash used in investing activities	$(91.5)	$(69.2)
Net cash used in financing activities	$(257.4)	$(315.4)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the six months ended June 30, 2024 decreased by $9.3 to $499.9 as compared to $509.2 in the same period in 2023 as an increase in cash earnings (net income adjusted for non-cash items) was more than offset by higher working capital. The higher working capital is primarily related to higher accounts receivable balances as we reduced our accounts receivable factoring program in response to higher interest rates and the tariff refund receivable. In addition, we had higher incentive compensation payments in 2024 compared to 2023. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended June 30, 2024 and 2023:

	As of
	June 30, 2024	June 30, 2023	Change
Days of sales outstanding in accounts receivable ("DSO")	34	28	6
Days of inventory outstanding ("DIO")	67	73	(6)
Days of accounts payable outstanding ("DPO")	72	73	1
Cash conversion cycle	29	28	1

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased one day from the prior year. The increase in DSO is related to a reduction in our accounts receivable factoring program in response to higher interest rates and the tariff refund receivable. The decrease in DIO is a result of the timing of inventory purchases for most of our brands and a reduction in inventory purchases related to our discretionary brands. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2024 was $91.5, primarily reflecting $76.6 for property, plant and equipment additions and $19.9 for the Graphico Acquisition, partially offset by $6.6 of proceeds from the sale of assets. Net cash used in investing activities during the first six months of 2023 was $69.2, primarily reflecting $63.2 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2024 was $257.4 reflecting $197.7 of net debt payments and $138.2 of cash dividend payments, partially offset by $79.5 of proceeds from stock option exercises. Net cash used in financing activities during the first six months of 2023 was $315.4 reflecting $270.6 of net debt payments and $133.0 of cash dividend payments, partially offset by $88.3 of proceeds from stock option exercises.

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

During the second quarter of 2024 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the second quarter of 2024, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As a result of the Company’s stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
4/1/2024 to 4/30/2024	8,977	$100.32	-	$658,905,959
5/1/2024 to 5/31/2024	-	-	-	$658,905,959
6/1/2024 to 6/30/2024	370	102.70	-	$658,905,959
Total	9,347	$100.41	-

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” (as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 6, 2024.

	(3.4)	By-laws of the Company, amended and restated as of April 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2023.

	(21)	List of the Company’s subsidiaries, incorporated by reference to Exhibit 21 to the Company’s current report on Form 8-K filed on May 17, 2024.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 2, 2024	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	August 2, 2024	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)