Form 10-Q
period 2024-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2024-11-01
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of October 30, 2024 there were 244,997,535 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	32

1A.	Risk Factors	33

2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

5.	Other Information	34

6.	Exhibits	35

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net Sales	$1,510.6	$1,455.9	$4,525.1	$4,339.9
Cost of sales	827.5	809.6	2,442.9	2,432.7
Gross Profit	683.1	646.3	2,082.2	1,907.2
Marketing expenses	185.8	167.8	490.2	422.3
Selling, general and administrative expenses	231.7	222.7	684.5	643.6
Tradename and other asset impairments	357.1	0.0	357.1	0.0
(Loss) Income from Operations	(91.5)	255.8	550.4	841.3
Equity in earnings of affiliates	3.0	1.7	7.2	8.1
Interest income	10.6	4.5	17.7	7.2
Interest expense	(23.4)	(27.2)	(71.6)	(83.9)
Other income (expense), net	(0.1)	(0.8)	(0.5)	(0.5)
(Loss) Income before Income Taxes	(101.4)	234.0	503.2	772.2
Income taxes	(26.3)	56.5	107.1	170.3
Net (Loss) Income	$(75.1)	$177.5	$396.1	$601.9

Weighted average shares outstanding - Basic	244.6	246.0	244.1	244.9
Weighted average shares outstanding - Diluted	244.6	248.7	246.7	247.8
Net (loss) income per share - Basic	$(0.31)	$0.72	$1.62	$2.46
Net (loss) income per share - Diluted	$(0.31)	$0.71	$1.61	$2.43
Cash dividends per share	$0.28	$0.27	$0.85	$0.82

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net (Loss) Income	$(75.1)	$177.5	$396.1	$601.9
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustments	11.6	(6.4)	5.3	(0.7)
Defined benefit plan adjustments gain (loss)	0.0	1.3	(0.2)	2.8
(Loss) income from derivative agreements	(0.7)	3.5	3.9	(2.2)
Other comprehensive income (loss)	10.9	(1.6)	9.0	(0.1)
Comprehensive (loss) income	$(64.2)	$175.9	$405.1	$601.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$752.1	$344.5
Accounts receivable, less allowances of $7.0 and $7.3	555.3	526.9
Inventories	658.5	613.3
Other current assets	50.8	45.0
Total Current Assets	2,016.7	1,529.7

Property, Plant and Equipment, Net	915.3	927.7
Equity Investment in Affiliates	12.0	12.0
Trade Names and Other Intangibles, Net	2,919.7	3,302.3
Goodwill	2,433.3	2,431.5
Other Assets	369.2	366.0
Total Assets	$8,666.2	$8,569.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$3.4	$3.9
Current portion of long-term debt	0.0	199.9
Accounts payable	705.9	630.6
Accrued expenses and other liabilities	529.6	580.4
Income taxes payable	7.7	7.2
Total Current Liabilities	1,246.6	1,422.0

Long-term Debt	2,208.2	2,202.2
Deferred Income Taxes	658.6	743.1
Deferred and Other Long-term Liabilities	326.4	313.7
Business Acquisition Liabilities	32.7	32.8
Total Liabilities	4,472.5	4,713.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of September 30, 2024 and December 31, 2023	293.7	293.7
Additional paid-in capital	534.7	454.8
Retained earnings	6,200.9	6,012.3
Accumulated other comprehensive loss	(18.2)	(27.2)
Common stock in treasury, at cost: 48,777,196 shares as of September 30, 2024 and 50,557,219 shares as of December 31, 2023	(2,817.4)	(2,878.2)
Total Stockholders' Equity	4,193.7	3,855.4
Total Liabilities and Stockholders' Equity	$8,666.2	$8,569.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flow From Operating Activities
Net Income	$396.1	$601.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	59.8	52.8
Amortization expense	117.6	114.1
Deferred income taxes	(92.0)	(6.0)
Tradename and other asset impairments	357.1	0.0
Equity in net earnings of affiliates	(7.2)	(8.1)
Distributions from unconsolidated affiliates	7.2	7.2
Non-cash compensation expense	50.6	51.5
Other	7.1	1.9
Change in assets and liabilities:
Accounts receivable	(25.9)	(37.4)
Inventories	(35.0)	(24.5)
Other current assets	4.0	11.2
Accounts payable	88.0	(10.1)
Accrued expenses	(42.3)	42.1
Income taxes payable	(5.0)	9.3
Other operating assets and liabilities, net	(16.2)	(10.8)
Net Cash Provided By Operating Activities	863.9	795.1
Cash Flow From Investing Activities
Additions to property, plant and equipment	(125.2)	(121.5)
Graphico acquisition	(19.9)	0.0
Proceeds from sale of assets	6.6	0.0
Other	0.4	(6.9)
Net Cash Used In Investing Activities	(138.1)	(128.4)
Cash Flow From Financing Activities
Long-term debt borrowings	0.4	0.0
Long-term debt (repayments)	(200.6)	(200.0)
Short-term debt (repayments), net of borrowings	0.0	(70.6)
Proceeds from stock options exercised	90.3	107.6
Payment of cash dividends	(207.4)	(199.9)
Deferred financing and other	(1.0)	(0.1)
Net Cash Used In Financing Activities	(318.3)	(363.0)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.7)
Net Change In Cash and Cash Equivalents	407.6	303.0
Cash and Cash Equivalents at Beginning of Period	344.5	270.3
Cash and Cash Equivalents at End of Period	$752.1	$573.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash paid during the period for:
Interest (net of amounts capitalized)	$62.9	$77.0
Income taxes	$204.3	$167.0
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$15.9	$47.1

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY-CONTINUED

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2023	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	227.7	0.0	0.0	227.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Cash dividends	0.0	0.0	0.0	0.0	(69.0)	0.0	0.0	(69.0)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	43.5	(0.2)	0.0	45.4	88.7
March 31, 2024	293.7	(49.2)	$293.7	$498.3	$6,170.8	$(29.3)	$(2,832.8)	$4,100.7
Net income	0.0	0.0	0.0	0.0	243.5	0.0	0.0	243.5
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	0.2	0.0	0.2
Cash dividends	0.0	0.0	0.0	0.0	(69.2)	0.0	0.0	(69.2)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	20.4	0.1	0.0	9.8	30.3
June 30, 2024	293.7	(48.9)	$293.7	$518.7	$6,345.2	$(29.1)	$(2,823.0)	$4,305.5
Net loss	0.0	0.0	0.0	0.0	(75.1)	0.0	0.0	(75.1)
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	10.9	0.0	10.9
Cash dividends	0.0	0.0	0.0	0.0	(69.2)	0.0	0.0	(69.2)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	16.0	0.0	0.0	5.6	21.6
September 30, 2024	293.7	(48.6)	$293.7	$534.7	$6,200.9	$(18.2)	$(2,817.4)	$4,193.7

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

The Company incurred research and development expenses in the third quarter of 2024 and 2023 of $36.0 and $30.3, respectively. The Company incurred research and development expenses in the first nine months of 2024 and 2023 of $99.1 and $87.2, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.
Inventories

Inventories consist of the following:

	September 30,	December 31,
	2024	2023
Raw materials and supplies	$140.6	$137.5
Work in process	51.5	40.2
Finished goods	466.4	435.6
Total	$658.5	$613.3

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2024	2023
Land	$28.3	$28.3
Buildings and improvements	346.2	317.8
Machinery and equipment	987.8	895.1
Software	128.1	122.6
Office equipment and other assets	125.3	105.2
Construction in progress(1)	213.8	348.4
Gross PP&E	1,829.5	1,817.4
Less accumulated depreciation	914.2	889.7
Net PP&E	$915.3	$927.7

(1) In connection with the Vitamins, Minerals and Supplements ("VMS") impairment review completed in the third quarter of 2024, the Company recorded an impairment charge of $60.0 in SG&A of Construction in progress assets. The charge was recorded in the Consumer Domestic segment. Refer to Note 11 for additional details.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Depreciation expense on PP&E	$21.0	$18.2	$59.8	$52.8

5.
Earnings Per Share (“EPS”)

Basic EPS is calculated based on income (loss) available to holders of the Company’s common stock (“Common Stock”) and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential Common Stock issuable pursuant to the Company's stock-based compensation plans.

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,	September 30,
	2024		2023	2024	2023
Weighted average common shares outstanding - basic	244.6		246.0	244.1	244.9
Dilutive effect of stock options	0.0	(1)	2.7	2.6	2.9
Weighted average common shares outstanding - diluted	244.6		248.7	246.7	247.8
Antidilutive stock options outstanding	1.1		2.5	1.1	2.6

(1) Due to the net loss during the three months ended September 30, 2024, there was no dilutive effect of stock options because the impact would be antidilutive.

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

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price (per share)	(in Years)	Value
Outstanding at December 31, 2023	10.2	$68.77
Granted	1.0	100.43
Exercised	(1.7)	52.40
Cancelled	(0.1)	86.15
Outstanding at September 30, 2024	9.4	$75.03	6.0	$281.4
Exercisable at September 30, 2024	6.0	$66.78	4.6	$226.9

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Intrinsic Value of Stock Options Exercised	$5.3	$14.2	$86.6	$121.9
Stock Compensation Expense Related to Stock Option Awards	$4.3	$3.8	$24.8	$22.7
Issued Stock Options	0.0	0.0	1.0	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$29.90	$24.05
Fair Value of Stock Options Issued	$0.0	$0.0	$31.1	$24.8

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Risk-free interest rate	N/A	N/A	4.2%	4.0%
Expected life in years	N/A	N/A	7.2	7.3
Expected volatility	N/A	N/A	22.3%	22.4%
Dividend yield	N/A	N/A	1.1%	1.3%

Restricted Stock Units

The Company granted employees 105,600 RSUs with a total fair value of $10.8 at a weighted average grant date fair value of $101.93 per RSU during the nine months ended September 30, 2024 and granted employees 119,570 RSUs with a total fair value of $10.3 at a weighted average grant date fair value of $86.18 per RSU during the nine months ended September 30, 2023. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 10), 854,882 shares of restricted stock were issued to certain individuals in October 2022 with a total fair value of $61.5. This restricted stock is recognized as compensation expense ratably over the vesting period if those individuals continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. 213,719 shares have vested as of September 30,2024 with an additional 213,719 vesting in October 2024. The restricted stock expense associated with the Hero Acquisition for the nine months ended September 30, 2024 and 2023 was $17.2 and $21.9, respectively, and is included in the Non-cash compensation expense caption in the condensed consolidated statement of cash flows.

Performance Stock Units

In the first quarter of 2024 and 2023, the Company granted PSUs to members of the Executive Leadership Team including the CEO, with an aggregate award equal to 19,960 and 19,650 PSUs, respectively. The PSUs were valued at a weighted average grant date fair value per PSU equal to $122.24 in 2024 and $110.95 in 2023 using a Monte Carlo model. The performance target is based on the Company's total shareholder return ("TSR") relative to a Company-selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

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

As of September 30, 2024, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$571.9	$571.9	$217.7	$217.7
Financial Liabilities:
Short-term borrowings	Level 2	3.4	3.4	3.9	3.9
Term loan due December 22, 2024	Level 2	0.0	0.0	200.0	200.0
3.15% Senior notes due August 1, 2027	Level 2	424.9	415.1	424.8	406.9
2.3% Senior notes due December 15, 2031	Level 2	399.4	348.8	399.3	338.6
5.6% Senior notes due November 15, 2032	Level 2	499.2	537.4	499.2	535.6
3.95% Senior notes due August 1, 2047	Level 2	397.8	333.8	397.7	333.7
5.00% Senior notes due June 15, 2052	Level 2	499.8	491.3	499.8	498.1
International long-term debt	Level 2	4.2	4.2	0.0	0.0

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2024 and 2023.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued and Other Liabilities, approximated estimated fair values as of September 30, 2024 and December 31, 2023.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts	$219.7	$228.9
Diesel fuel contracts	1.9 gallons	2.3 gallons
Commodities contracts	10.4 pounds	59.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$0.3	$0.0
Equity derivatives	$24.5	$23.2

The fair values and amount of gain (loss) recognized in income (loss) and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2024.

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

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$3.5
Inventory	11.3
Other current assets	1.5
Other long-term assets	5.8
Customer relationship intangible asset	8.4
Goodwill	2.8
Accounts payable, accrued and other liabilities	(6.9)
Long-term debt	(4.4)
Deferred income taxes	(2.1)
Cash purchase price (net of cash acquired)	$19.9

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

On October 13, 2022, the Company acquired all of the issued and outstanding shares of capital stock of Hero Cosmetics, Inc. ("Hero"), the developer of the HERO® brand which includes the MIGHTY PATCH® acne treatment products (the “Hero Acquisition”). The Company paid $546.8, net of cash acquired, at closing, and deferred an additional cash payment of $8.0 for five years to satisfy certain indemnification obligations, if necessary. The Company also issued $61.5 of restricted stock which will be recognized as compensation expense as the vesting requirements for individuals who received the restricted stock, and will continue to be employed by the Company, are satisfied at various dates over a three-year period from the date of the acquisition. 213,719 shares have vested as of September 30,2024 with an additional 213,719 vesting in October 2024. Hero’s annual net sales for the year ended December 31, 2022 were approximately $179.0. The Hero Acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. In the first quarter of 2023, the Company made a net cash payment of $3.5 primarily associated with final working capital adjustments.

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

11.
Goodwill and Other Intangibles, Net

The Company has intangible assets of substantial value on its condensed consolidated balance sheet. These intangible assets are generally related to intangible assets with a definite life, indefinite-lived trade names and goodwill. The Company determines whether an intangible asset (other than goodwill) has a definite life based on multiple factors, including how long the Company intends to generate cash flows from the asset. These intangible assets are more fully explained in the following sections.

Intangible Assets With a Definite Life

The following table provides information related to the carrying value of intangible assets with a definite life:

	September 30, 2024					December 31, 2023
	Gross				Amortization	Gross
	Carrying	Accumulated			Period	Carrying	Accumulated
	Amount	Amortization	Impairments(1)	Net	(Years)	Amount	Amortization	Impairments	Net
Intangible assets with a definite life:
Trade Names	$1,384.5	$(461.2)	$0.0	$923.3	3-20	$1,385.5	$(403.5)	$0.0	$982.0
Customer Relationships	645.6	(395.2)	(15.8)	234.6	15-20	644.9	(373.3)	(3.5)	268.1
Patents/Formulas	205.6	(124.2)	0.0	81.4	4-20	208.3	(116.1)	(1.9)	90.3
Total	$2,235.7	$(980.6)	$(15.8)	$1,239.3		$2,238.7	$(892.9)	$(5.4)	$1,340.4

(1) Intangible asset impairment of VMS customer relationships. See Indefinite-Lived Trade Names disclosure for more information.

Intangible amortization expense was $30.7 and $31.1 for the third quarter of 2024 and 2023, respectively. Intangible amortization expense amounted to $92.2 and $93.3 for the first nine months of 2024 and 2023, respectively. The Company estimates that intangible amortization expense will be approximately $117.0 in 2024 and approximately $116.0 declining to $88.0 annually over the next five years.

Indefinite-Lived Trade Names

The following table presents the carrying value of indefinite-lived trade names:

	September 30,	December 31,
	2024	2023
Gross Carrying Value Trade Names	$1,961.7	$1,961.9
VMS impairment	281.3	0.0
Net Carrying Value Trade Names	$1,680.4	$1,961.9

The Company’s indefinite-lived trade name impairment review is completed in the fourth quarter of each year.

Fair value of indefinite-lived trade names was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The key assumptions used in determining fair value are sales growth, profitability margins, tax rates, discount rates and royalty rates. The Company determined that the fair value of all indefinite-lived trade names for each of the years in the three-year period ended December 31, 2023 exceeded their respective carrying values based upon the forecasted cash flows and profitability.

During the third quarter of 2024, the Company continued to experience a decline in market share and a deterioration in the financial performance of its Vitamins, Minerals and Supplements ("VMS") business, which includes the VITAFUSION and L'IL CRITTERS tradename, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability has caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows resulting in a triggering event in the third quarter. The triggering event requires the Company to review the carrying value of assets supporting the business. The assets supporting the VMS business include the VITAFUSION and L'IL CRITTERS indefinite-lived trade name, a definite-lived customer relationship intangible asset and PP&E specific to the VMS business.

The Company used an excess earnings discounted cash flow model to determine the fair value of the trade name. The assumptions used in the model require significant judgement in determining the expected future cash flows. The key assumptions utilized in the Company's impairment analysis included, but were not limited, net sales growth rates between -15.2% and 2.1%, EBITA margins in the low single digits, and a discount rate of 8.25%. Estimates are based on market conditions and management’s current expectation of the success of growth and profitability initiatives. The valuation resulted in a full impairment of the $281.3 tradename. The remaining carry value of the tradename at September 30, 2024 is $0.0.

The Company also evaluated its ability to recover the carrying value of long-lived assets supporting the VMS business by comparing the carrying amount of those assets to the future undiscounted cash flows over the estimated life of the identified primary asset. The result of this evaluation was that the cash flows would not be sufficient to recover the carrying value of the assets requiring the Company to compare the carrying value of those assets to their fair value. The Company used an excess earnings discounted cash flow model to determine the estimated fair value of the long-lived assets. The key assumptions utilized in the Company's impairment analysis included, but were not limited, net sales growth rates between -15.2% and 2.1%, EBITA margins in the low single digits, and a discount rate of 8.25%. The valuation resulted in a fair value of the long-lived assets that is below their carry value requiring a pre-tax impairment charge of $75.8. The impairment charge was allocated $60.0 to the PP&E of the VMS business and $15.8 to the remaining customer relationship intangible asset. The remaining carrying values of the PP&E and the customer relationship intangible asset specific to the VMS business at September 30, 2024 are $140.0 and $0.0, respectively.

A summary of the VMS intangible and fixed asset impairment charges are as follows:

September 30,
2024
Trade Name	$281.3
Customer Relationship Intangible Asset	15.8
PP&E	60.0
Total VMS impairment charges	$357.1

The Company’s global WATERPIK business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name was $644.7 and fair value represented 109% of the carrying value as of October 1, 2023 (the date of the Company's last annual impairment test). The key assumptions used in the projections from the Company’s October 1, 2023 impairment analysis include a discount rate of 8.8%, revenue growth rates between 0% and 4.5% and EBITA margins between 19% and 26%. These assumptions were based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives as well as improvement in the supply chain. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value. Due to the results of the Company's annual impairment test of the WATERPIK trade name, the Company monitors the performance of this business on at least a quarterly basis. Based on that review, the Company's expectations regarding the profitability of the global WATERPIK business has not substantially changed since the Company's last impairment test.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2023	$2,061.1	$234.4	$136.0	$2,431.5
Graphico acquired goodwill	0.0	$2.8	0.0	2.8
Passport divestiture	0.0	0.0	(1.0)	(1.0)
Balance at September 30, 2024	$2,061.1	$237.2	$135.0	$2,433.3

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

A summary of the Company’s lease information is as follows:

		September 30,	December 31,
	Classification	2024	2023
Assets
Right of use assets	Other Assets	$182.8	$186.0

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$30.4	$24.7
Long-term lease liabilities	Deferred and Other Long-term Liabilities	170.9	174.9
Total lease liabilities		$201.3	$199.6

Other information
Weighted-average remaining lease term (years)		7.7	8.1
Weighted-average discount rate		4.6%	4.5%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Statement of (Loss) Income
Lease cost(1)	$10.0	$7.9	$29.8	$23.5

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$1.2	$2.2	$19.6	$7.3
Cash paid for amounts included in the measurement of lease liabilities	$8.7	$7.6	$25.0	$23.1
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first nine months of 2024 and 2023 was $22.8 and $17.9, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In January 2024, the Company expanded space at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.4 recorded in the first quarter of 2024.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2024	$9.8
2025	38.4
2026	30.0
2027	28.1
2028	25.5
2029 and thereafter	109.4
Total future minimum lease commitments	241.2
Less: Imputed interest	(39.9)
Present value of lease liabilities	$201.3

13.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$705.9	$630.6
Accrued marketing and promotion costs	249.5	276.7
Accrued wages and related benefit costs	116.5	152.3
Other accrued current liabilities	163.6	151.4
Total	$1,235.5	$1,211.0

In 2015, the Company initiated a Supply Chain Finance program (“SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company for early payment. Participating suppliers negotiate their receivables sales arrangements directly with a third party. The Company is not party to those agreements and do not have an economic interest in the suppliers' decisions to sell their receivables and has not been required to pledge any assets as security nor to provide any guarantee to third-party finance providers or intermediaries. The SCF Program may allow suppliers to obtain more favorable terms than they could secure on their own. The terms of the Company's payment obligations are not impacted by a supplier’s participation in the SCF Program. The Company's payment terms with suppliers are consistent between suppliers that elect to participate in the SCF Program and those that do not participate. As a result, the program does not have an impact to the Company's average days of payables outstanding.

As of September 30, 2024, the obligations outstanding related to the SCF program amount to $86.5, recorded within Accounts Payable in the condensed consolidated balance sheets and $292.3 payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

14.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	September 30,	December 31,
	2024	2023
Short-term borrowings
Various debt due to international banks	3.4	3.9
Total short-term borrowings	$3.4	$3.9

Long-term debt
Term loan due December 22, 2024	$0.0	$200.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.1)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.6)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.8)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.2)	(2.3)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.2)	(0.2)
Various debt due to international banks	4.2	0.0
Debt issuance costs, net	(17.1)	(18.7)
Total long-term debt	2,208.2	2,402.1
Less: Current maturities	0.0	(199.9)
Net long-term debt	$2,208.2	$2,202.2

15.
Accumulated Other Comprehensive (Loss) Income

The components of changes in accumulated other comprehensive (loss) income are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive (loss) income before reclassifications	(0.7)	3.8	2.2	5.3
Amounts reclassified to condensed consolidated statement of (loss) income (a) (b)	0.0	0.0	(5.0)	(5.0)
Tax benefit (expense)	0.0	(1.0)	0.6	(0.4)
Other comprehensive (loss) income	(0.7)	2.8	(2.2)	(0.1)
Balance at September 30, 2023	$(47.1)	$4.5	$13.2	$(29.4)

Balance at December 31, 2023	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	5.3	(0.2)	7.3	12.4
Amounts reclassified to condensed consolidated statement of (loss) income (a) (b)	0.0	0.0	(1.6)	(1.6)
Tax benefit (expense)	0.0	0.0	(1.8)	(1.8)
Other comprehensive (loss) income	5.3	(0.2)	3.9	9.0
Balance at September 30, 2024	$(32.5)	$4.4	$9.9	$(18.2)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a gain of $0.6 and a gain of $1.3 to the condensed consolidated statements of (loss) income during the three months ended September 30, 2024 and 2023, respectively.

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

b. As of September 30, 2024, the Company had commitments of approximately $408.6. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2024, the Company had various guarantees and letters of credit totaling $6.0.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the "Zicam Acquisition"), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable five years from the closing.

In connection with the December 24, 2021 TheraBreath Acquisition, the Company deferred an additional cash payment of $14.0 related to certain indemnity obligations provided by the seller. The additional amount, to the extent not used or withheld in satisfaction of such indemnity obligations, is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024, an additional $7.0 to be paid in December 2024 and the remaining $5.0 to be paid in December 2025.

In connection with the October 13, 2022 Hero Acquisition, the Company deferred an additional cash payment of $8.0 to satisfy certain indemnification obligations. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable five years from the closing.

Legal proceedings

e. In addition in conjunction with the Company’s acquisition and divestiture activities, the Company entered into select guarantees and indemnifications of performance with respect to the fulfillment of the Company’s commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Representations and warranties that survive the closing date generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on the Company’s financial condition, results of operations and cash flows.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”). The Company held a 50% ownership interest as of September 30, 2024 in each:

	Armand		ArmaKleen(2)
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Purchases by the Company	$10.6	$11.7	$0.0	$0.0
Sales by the Company	$0.0	$0.0	$1.0	$1.1
Outstanding Accounts Receivable	$0.5	$0.6	$0.7	$0.7
Outstanding Accounts Payable	$0.9	$1.3	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.7	$1.7	$1.6	$1.6

(1)
Billed by the Company and recorded as a reduction of SG&A expenses.
(2)
In October 2024, the Company sold its 50% interest in Armakleen to an unrelated third party. The transaction is not material to the Company's results of operations or cash flows.

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

The Corporate segment income consists of equity in earnings of affiliates. As of September 30, 2024, the Company held 50% ownership interests in each of Armand and ArmaKleen, respectively. The Company’s equity in earnings of Armand and ArmaKleen, totaling $3.0 and $1.7 for the three months ended September 30, 2024 and 2023, respectively, and $7.2 and $8.1 for the nine months ended September 30, 2024 and 2023, respectively, are included in the Corporate segment. In October 2024, the Company sold its 50% interest in Armakleen to an unrelated third party. The transaction is not material to the Company’s results of operations or cash flows.

Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth in the table below.

Segment net sales and income (loss) before income taxes are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2024	$1,170.8	$267.7	$72.1	$0.0	$1,510.6
Third Quarter 2023	1,133.1	244.4	78.4	0.0	1,455.9
First Nine Months of 2024	$3,506.6	$786.4	$232.1	$0.0	$4,525.1
First Nine Months of 2023	3,378.2	716.9	244.8	0.0	4,339.9

(Loss) Income before Income Taxes(2)
Third Quarter 2024(4)	$(107.1)	$(4.7)	$7.4	$3.0	$(101.4)
Third Quarter 2023	203.4	22.7	6.2	1.7	234.0
First Nine Months of 2024(4)	$405.3	$61.2	$29.5	$7.2	$503.2
First Nine Months of 2023	662.8	79.1	22.2	8.1	772.2

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $7.0 and $4.7 for the three months ended September 30, 2024 and September 30, 2023, respectively, and were $19.6 and $11.7 for the nine months ended September 30, 2024 and September 30, 2023, respectively.
(2)
In determining income (loss) before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among segments based upon each segment’s relative income (loss) from operations.
(3)
The Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2024 and September 30, 2023. The Company's 50% interest in Armakleen was sold to an unrelated third party in October of 2024. The transaction is not material to the Company’s results of operations or cash flows.
(4)
In the third quarter and first nine months of 2024, the results include the VMS non-cash intangible and PP&E impairment charges of $357.1 in SG&A expenses, of which $327.4 was recorded in the Consumer Domestic segment and $29.7 was recorded in the Consumer International segment.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Household Products	$637.4	$636.2	$1,929.5	$1,857.0
Personal Care Products	533.4	496.9	1,577.1	1,521.2
Total Consumer Domestic	1,170.8	1,133.1	3,506.6	3,378.2
Total Consumer International	267.7	244.4	786.4	716.9
Total SPD	72.1	78.4	232.1	244.8
Total Consolidated Net Sales	$1,510.6	$1,455.9	$4,525.1	$4,339.9

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

Overview

We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads; THERABREATH® oral care products; HERO® acne treatment products; VITAFUSION® and L’IL CRITTERS® gummy dietary supplements for adults and children, respectively; TROJAN® condoms, lubricants and vibrators; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; and ZICAM® cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; BATISTE®; WATERPIK®; THERABREATH®; HERO® and VITAFUSION® and L’IL CRITTERS®; and represent approximately 70% of our net sales and profits.

We sell our consumer products through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, all of which sell our products to consumers. We sell our specialty products to industrial customers, livestock producers and distributors.

We operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”).

Recent Developments

In October 2021, members of the Organisation for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. In December 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) or Pillar Two rules. The Pillar Two rules are designed to be implemented into the domestic law of each jurisdiction to ensure large multinational enterprise groups are subject to a minimum effective tax rate of 15% in each jurisdiction where they operate. In December 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive. January 1, 2024 marked the official effective date of the 15% global corporate minimum tax imposed by the EU's Pillar Two Directive. We are monitoring developments and evaluating the impacts of the Pillar Two rules on our tax rate. We have evaluated the impact of the Pillar Two rules based on current legislation and available guidance, and do not anticipate a material impact to the Company.

During the first quarter of 2024, we exited the MEGALAC supplement portion of our Animal Nutrition business within our SPD segment. Net sales for the three months ended September 30, 2024 and 2023 were $0.0 and $8.1, respectively. Net sales for the nine months ended September 30, 2024 and 2023 were $7.6 and $29.7, respectively.

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

During the second quarter of 2024, we sold our Passport food safety business, Passport Food Safety Solutions, Inc., with assets of $7.0, inclusive of intangible assets of $2.7 and corresponding goodwill of $1.0, for cash proceeds of $6.6 and $0.5 held in escrow for a gain of $0.1. Net sales for the three months ended September 30, 2024 and 2023 were $0.0 and $3.3, respectively. Net sales for the nine months ended September 30, 2024 and 2023 were $6.4 and $9.2, respectively.

During the second quarter of 2024, we received a favorable tariff ruling from the U.S. government associated with certain products imported from China, which resulted in $37.6 of cash refunds (pre tax) in the nine months ended September 30,2024. The refunds resulted in a $3.2 and $29.3 reduction of Cost of goods sold during the three and nine months ended September 30, 2024 and an increase in Interest income from interest of $4.6 during both the three and nine months ended September 30, 2024.

During the third quarter of 2024, the Company continued to experience a decline in market share and a deterioration in the financial performance for its Vitamins, Minerals and Supplements ("VMS") business, which includes the VITAFUSION and L'IL CRITTERS tradename, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability has caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows resulting in a triggering event in the third quarter. The triggering event requires the Company to review the carrying value of assets supporting the business resulting in impairment charges of $357.1 in the quarter ended September 30, 2024.

The Company’s 50% interest in The Armakleen Company was sold to an unrelated third party in October of 2024. The transaction is not material to the Company’s results of operations or cash flows.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2024	Prior Year	September 30, 2023
Net Sales	$1,510.6	3.8%	$1,455.9
Gross Profit	$683.1	5.7%	$646.3
Gross Margin	45.2%	80 basis points	44.4%
Marketing Expenses	$185.8	10.7%	$167.8
Percent of Net Sales	12.3%	80 basis points	11.5%
Selling, General & Administrative Expenses	$231.7	4.0%	$222.7
Percent of Net Sales	15.3%	0 basis points	15.3%
Tradename and other asset impairments	$357.1	100.0%	0.0
Percent of Net Sales	23.7%	2,370 basis points	0.0%
(Loss) Income from Operations	$(91.5)	(135.8%)	$255.8
Operating Margin	(6.1%)	-2,370 basis points	17.6%
Net (loss)/income per share - Diluted	$(0.31)	(143.7%)	$0.71

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2024	Prior Year	September 30, 2023
Net Sales	$4,525.1	4.3%	$4,339.9
Gross Profit	$2,082.2	9.2%	$1,907.2
Gross Margin	46.0%	210 basis points	43.9%
Marketing Expenses	$490.2	16.1%	$422.3
Percent of Net Sales	10.8%	110 basis points	9.7%
Selling, General & Administrative Expenses	$684.5	6.4%	$643.6
Percent of Net Sales	15.1%	30 basis points	14.8%
Tradename and other asset impairments	$357.1	100.0%	0.0
Percent of Net Sales	7.9%	790 basis points	0.0%
Income from Operations	$550.4	(34.6%)	$841.3
Operating Margin	12.2%	-720 basis points	19.4%
Net income per share - Diluted	$1.61	(33.7%)	$2.43

Net Sales

Net sales for the quarter ended September 30, 2024 were $1,510.6, an increase of $54.7 or 3.8% as compared to the same period in 2023. Net sales for the nine months ended September 30, 2024 were $4,525.1, an increase of $185.2 or 4.3% over the comparable nine month period of 2023. The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2024	2024
Product volumes sold(1)	3.1%	3.4%
Pricing/Product mix(2)	1.2%	1.3%
Foreign exchange rate fluctuations	(0.1%)	0.0%
Exit of product lines (net of acquisition)(3)	(0.4%)	(0.4%)
Net Sales increase	3.8%	4.3%

(1)
For both the three and nine months ended September 30, 2024, the volume change reflects increased product unit sales in all three segments.
(2)
For both the three and nine months ended September 30, 2024, price/mix was favorable in all three segments.
(3)
In the first quarter of 2024, we exited the MEGALAC supplement portion of the SPD Animal Nutrition business. In the second quarter of 2024 we acquired substantially all of Graphico and sold the Passport food safety business.

Gross Profit / Gross Margin

Our gross profit was $683.1 for the three months ended September 30, 2024, a $36.8 increase as compared to the same period in 2023. Gross margin increased 80 basis points (“bps”) in the third quarter of 2024 compared to the same period in 2023, due to the positive impact of productivity programs of 140 bps, favorable price/volume/mix of 130 bps, a favorable tariff ruling of 20 bps, and benefits from the Graphico Acquisition of 10 bps, offset by the impact of higher manufacturing costs, including labor and commodities, of 220 bps. Gross profit was $2,082.2 for the nine months ended September 30, 2024, a $175.0 increase compared to the same period in 2023. Gross margin increased 210 bps in the first nine months of 2024 compared to the same period in 2023, due to the impact of productivity programs of 130 bps, favorable price/volume/mix of 120 bps, and a favorable tariff ruling of 70 bps, offset by the impact of higher manufacturing costs including labor and higher commodities of 100 bps and unfavorable foreign exchange of 10 bps.

Operating Expenses

Marketing expenses for the three months ended September 30, 2024 were $185.8, an increase of $18.0 or 10.7% as compared to the same period in 2023. Marketing expenses as a percentage of net sales in the third quarter of 2024 increased by 80 bps to 12.3% as compared to 11.5% in the same period in 2023 due to 120 bps on higher expense primarily from increased marketing spend to support new product introductions, offset by 40 bps of leverage on higher net sales. Marketing expenses for the nine months ended September 30, 2024 were $490.2, an increase of $67.9 or 16.1% as compared to the same period in 2023. Marketing expenses as a percentage of net sales for the first nine months of 2024 increased by 110 bps to 10.8% as compared to 9.7% in the same period in 2023 due to 150 bps on higher expense, primarily from increased marketing spend to support new product introductions, offset by 40 bps of leverage on higher net sales.

SG&A expenses were $231.7 in the third quarter of 2024, an increase of $9.0 or 4.0% as compared to the same period in 2023. SG&A as a percentage of net sales was 15.3% in the third quarter of 2024 and 2023. SG&A expenses were higher by 60 bps, primarily due to growth investments in our international division, Research and Development ("R&D") and Information Technology ("IT"), and the Graphico acquisition, offset by 60 bps of leverage associated with higher sales. SG&A expenses for the first nine months of 2024 were $684.5, an increase of $40.9 or 6.4% as compared to the same period in 2023. SG&A as a percentage of net sales increased 30 bps to 15.1% in the first nine months of 2024 compared to 14.8% in 2023 due to 90 bps on higher expenses, primarily due to growth investments in our international division, R&D and IT, offset by 60 bps of leverage associated with higher sales.

Nonoperating Expenses

Tradename and other asset impairment charges were $357.1 million for the three and nine months ended September 30, 2024 related to non-cash charges to adjust the carrying value of intangible assets and property, plant, and equipment related to the VMS business. The impairment was due to a continued decline in market share and a deterioration in the financial performance for the VMS business, which includes the VITAFUSION and L'IL CRITTERS tradename, primarily due to significant product competition coming from new category entrants, including private label. See Note 11, “Goodwill and Other Intangibles, Net” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest income for the three and nine months ended September 30, 2024 increased $6.1 and $10.5 to $10.6 and $17.7, respectively, as compared to the same periods in 2023, due to higher interest income primarily associated with the favorable Waterpik tariff ruling and higher interest rates.

Interest expense for the three and nine months ended September 30, 2024 decreased $3.8 and $12.3 to $23.4 and $71.6, respectively, as compared to the same periods in 2023, primarily due to lower average outstanding debt.

Other income (expense), net was nominal for the three and nine months ended September 30, 2024 and 2023.

Income Taxes

The effective tax rate for the three months ended September 30, 2024 was a benefit of 25.9% as compared to an expense of 24.1% in the same period in 2023. The effective tax benefit of 25.9% for the three months ended September 30, 2024 was impacted by the non-cash VMS impairment charge. Excluding the VMS impairment charge, the effective tax rate for the three months ended September 30, 2024 was 23.8%.

The effective tax rate for the nine months ended September 30, 2024 was 21.3%, compared to 22.1% in the same period in 2023. The effective tax rate for the nine months ended September 30, 2024 was impacted by the non-cash VMS impairment charge. Excluding the VMS impairment charge, the effective tax rate for the nine months ended September 30, 2024 was 22.6% which was higher than the 2023 rate due to a lower benefit from stock option exercises.

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

The Corporate segment income consists of equity in earnings of affiliates. As of September 30, 2024, we held 50% ownership interests in each of Armand and ArmaKleen, respectively. Our equity in earnings of Armand and ArmaKleen, totaling $3.0 and $1.7 for the three months ended September 30, 2024 and 2023, respectively, and $7.2 and $8.1 for the nine months ended September 30, 2024 and 2023, respectively, are included in the Corporate segment. Certain subsidiaries that are included in the Consumer International segment manufacture and sell personal care products to the Consumer Domestic segment. These sales are eliminated from the Consumer International segment results set forth below.

Segment net sales and income (loss) before income taxes for the three and nine months ended September 30, 2024 and September 30, 2023 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Corporate(3)	Total
Net Sales(1)
Third Quarter 2024	$1,170.8	$267.7	$72.1	$0.0	$1,510.6
Third Quarter 2023	1,133.1	244.4	78.4	0.0	1,455.9
First Nine Months of 2024	$3,506.6	$786.4	$232.1	$0.0	$4,525.1
First Nine Months of 2023	3,378.2	716.9	244.8	0.0	4,339.9

(Loss) Income before Income Taxes(2)
Third Quarter 2024(4)	$(107.1)	$(4.7)	$7.4	$3.0	$(101.4)
Third Quarter 2023	203.4	22.7	6.2	1.7	234.0
First Nine Months of 2024(4)	$405.3	$61.2	$29.5	$7.2	$503.2
First Nine Months of 2023	662.8	79.1	22.2	8.1	772.2

(1)
Intersegment sales from Consumer International to Consumer Domestic, which are not reflected in the table, were $7.0 and $4.7 for the three months ended September 30, 2024 and September 30, 2023, respectively, and were $19.6 and $11.7 for the nine months ended September 30, 2024 and September 30, 2023, respectively.
(2)
In determining income (loss) before income taxes, interest expense, investment earnings and certain aspects of other income and expense were allocated among the segments based upon each segment’s relative income (loss) from operations.
(3)
Corporate segment consists of equity in earnings of affiliates from Armand and ArmaKleen for the three and nine months ended September 30, 2024 and September 30, 2023. The Company’s 50% interest in Armakleen was sold to an unrelated third party in October of 2024. The transaction is not material to the Company’s results of operations or cash flows.
(4)
In the third quarter and first nine months of 2024, the results include the VMS non-cash intangible and PP&E impairment charges of $357.1 in SG&A expenses, of which $327.4 was recorded in the Consumer Domestic segment and $29.7 was recorded in the Consumer International segment.

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Household Products	$637.4	$636.2	$1,929.5	$1,857.0
Personal Care Products	533.4	496.9	1,577.1	1,521.2
Total Consumer Domestic	1,170.8	1,133.1	3,506.6	3,378.2
Total Consumer International	267.7	244.4	786.4	716.9
Total SPD	72.1	78.4	232.1	244.8
Total Consolidated Net Sales	$1,510.6	$1,455.9	$4,525.1	$4,339.9

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2024 were $1,170.8, an increase of $37.7 or 3.3% as compared to the same period in 2023. Consumer Domestic net sales for the nine months ended September 30, 2024 were $3,506.6, an increase of $128.4 or 3.8% as compared to the same period in 2023. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2024	2024
Product volumes sold	2.6%	3.1%
Pricing/Product mix	0.7%	0.7%
Net Sales increase	3.3%	3.8%

The increase in net sales for three months ended September 30, 2024 includes growth from HERO® acne treatment products, THERABREATH® mouth wash, ZICAM® cold shortening and relief products, SPINBRUSH® battery-operated toothbrushes, ARM & HAMMER® baking soda, and ARM & HAMMER® scent boosters, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, and FINISHING TOUCH FLAWLESS® hair removal products. The increase in net sales for the nine-month period ending September 30, 2024, includes growth from THERABREATH® mouth wash, HERO® acne treatment products, ARM & HAMMER® cat litter, ARM & HAMMER® baking soda, and BATISTE® dry shampoo, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, FINISHING TOUCH FLAWLESS® hair removal products, and WATERPIK® Shower Heads.

Consumer Domestic loss before income taxes for the third quarter of 2024 was $(107.1), a decrease of $310.5 as compared to the third quarter of 2023. The decrease is due to the VMS non-cash intangible and PP&E impairment charges of $327.4. Excluding the non-cash impairment charges, Consumer Domestic income before income taxes increased by $16.9 and was impacted by higher sales volumes of $22.1, the benefit of productivity programs of $19.6, favorable price/mix of $10.8, and favorable interest and other expenses of $10.6 (including interest related to tariff recoveries of $4.6), partially offset by the impact of higher manufacturing and distribution expenses of $28.1, higher marketing expenses of $13.7, and higher SG&A expenses of $4.5. For the nine-month period ended September 30, 2024, income before income taxes was $405.3, a $257.5 decrease as compared to the first nine months of 2023. The decrease is due to the VMS non-cash intangible and PP&E impairment charges of $327.4. Excluding the non-cash impairment charges, Consumer Domestic income before income taxes increased $69.9 and was impacted by higher sales volumes of $64.1, the benefit of productivity programs of $54.2, favorable price/mix of $20.5, a favorable tariff ruling of $29.3 and favorable interest and other expenses of $22.2 (including interest related to tariff recoveries of $4.6), partially offset by higher marketing expenses of $53.4, higher SG&A expenses of $34.1, and higher manufacturing and distribution expenses of $33.0.

Consumer International

Consumer International net sales were $267.7 in the third quarter of 2024, an increase of $23.3 or 9.5% as compared to the same period in 2023. Consumer International net sales in the first nine months of 2024 were $786.4, an increase of $69.5 or 9.7% as compared to the same period in 2023. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2024	2024
Product volumes sold	5.3%	5.1%
Pricing/Product mix	2.8%	3.6%
Foreign exchange rate fluctuations	(0.5)%	0.3%
Acquired product line(1)	1.9%	0.7%
Net Sales increase	9.5%	9.7%

(1)
The Graphico acquisition is included in our results since June 1, 2024, the date of acquisition.

Excluding the impact of foreign exchange rates and the Graphico acquisition, sales growth in the third quarter ended September 30, 2024 was driven by OXICLEAN® stain removers, THERABREATH® mouth wash, ULTRAMAX® antiperspirant deodorant, and VITAFUSION® and L’IL CRITTERS® gummy vitamins, in GMG (the "Global Markets Group"), and HERO® acne treatment products in Europe, Canada and Australia. The increase in net sales for the nine-month period ending September 30, 2024, was driven by OXICLEAN® stain removers, THERABREATH® mouth wash, ULTRAMAX® antiperspirant deodorant, and VITAFUSION® and L’IL CRITTERS® gummy vitamins, in GMG, HERO® acne treatment products in Europe, HERO® acne treatment products in Canada, and THERABREATH® mouth wash in Mexico.

Consumer International loss before income taxes was $(4.7) in the third quarter of 2024, a $27.4 decrease as compared to the third quarter of 2023 due to the VMS non-cash intangible and PP&E impairment charges of $29.7. Excluding the non-cash impairment charges, Consumer International income before income taxes increased $2.3 and was impacted by higher sales volumes of $6.5, a favorable price/mix of $4.5, lower manufacturing and commodity costs of $1.6, and favorable interest and other expenses of $1.1, offset by the impact of higher SG&A expenses of $6.0, higher marketing expenses of $4.3 and unfavorable foreign exchange rates of $1.1. For the first nine months of 2024, income before income taxes was $61.2, a $17.9 decrease as compared to the same period in 2023. The decrease is due to the VMS non-cash intangible and PP&E impairment charges of $29.7. Excluding the non-cash impairment charges, Consumer International income before income taxes increased $11.8, and was impacted by a favorable price/mix of $26.6, higher sales volumes of $17.5, favorable interest and other expenses of $1.7, and lower manufacturing and commodity costs of $1.3, partially offset by higher SG&A expenses of $17.2, higher marketing expenses of $16.1 and unfavorable foreign exchange rates of $2.0.

Specialty Products (“SPD”)

SPD net sales were $72.1 in the third quarter of 2024, a decrease of $6.3 or 8.0% as compared to the same period in 2023. SPD net sales were $232.1 for the first nine months of 2024, a decrease of $12.7, or 5.2% as compared to the same period in 2023. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2024	2024
Product volumes sold	3.6%	3.5%
Pricing/Product mix	3.9%	2.6%
Exit of product lines (1)	(15.5)%	(11.3)%
Net Sales decrease	(8.0)%	(5.2)%

(1)
We exited the MEGALAC supplement portion of the Animal Nutrition business in the first quarter of 2024 and sold the Passport food safety business in the second quarter of 2024.

Net sales excluding product line divestitures increased in the three and nine months ended September 30, 2024 primarily due to growth in our animal nutrition and specialty chemicals segments.

SPD income before income taxes was $7.4 in the third quarter of 2024, an increase of $1.2 as compared to the same period in 2023 due to a favorable price/mix of $2.6, favorable manufacturing costs of $1.0, lower SG&A and other costs of $0.5, and lower marketing costs of $0.1, offset by the impact of lower sales volumes of $3.0 due to the exit of certain product lines. SPD income before income taxes was $29.5 in the first nine months of 2024, an increase of $7.3 as compared to the same period in 2023 to favorable price/product mix of $5.9, lower marketing expenses of $1.6, lower SG&A and other costs of $1.9, and favorable manufacturing costs of $0.2, partially offset by the impact of lower sales volumes of $2.2 due to the exit of certain product lines.

Corporate

The Corporate segment includes equity in earnings of affiliates from Armand and ArmaKleen in the three and nine months of 2024 and 2023. The Corporate segment income before income taxes was $3.0 in the third quarter of 2024, as compared to $1.7 in the same period in 2023. The Corporate segment income before income taxes was $7.2 for the first nine months of 2024, as compared to $8.1 in the same period in 2023. In October 2024 the Company sold its 50% interest in Armakleen to an unrelated third party. The transaction is not material to the Company’s results of operations or cash flows.

Liquidity and Capital Resources

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

As of September 30, 2024, we had $752.1 in cash and cash equivalents, and approximately $1,495.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

As of September 30, 2024, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

The current economic environment presents risks that could have adverse consequences for our liquidity. See “Unfavorable economic conditions could adversely affect demand for our products” under “Risk Factors” in Item 1A of our Annual Report on Form 10-K. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement. We currently are, and anticipate that we will continue to be, in compliance with the interest coverage ratio requirement under the Credit Agreement.

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

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Net cash provided by operating activities	$863.9	$795.1
Net cash used in investing activities	$(138.1)	$(128.4)
Net cash used in financing activities	$(318.3)	$(363.0)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the nine months ended September 30, 2024 increased by $68.8 to $863.9 as compared to $795.1 in the same period in 2023 primarily due to an increase in cash earnings (net income adjusted for non-cash items). We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended September 30, 2024 and 2023:

	As of
	September 30, 2024	September 30, 2023	Change
Days of sales outstanding in accounts receivable ("DSO")	34	28	6
Days of inventory outstanding ("DIO")	70	75	(5)
Days of accounts payable outstanding ("DPO")	75	76	1
Cash conversion cycle	29	27	2

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, increased 2 days from the prior year. The increase in DSO is related to a reduction in our accounts receivable factoring program in response to higher interest rates. The decrease in DIO is a result of the timing of inventory purchases for most of our brands and a reduction in inventory purchases related to our discretionary brands. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2024 was $138.1, primarily reflecting $125.2 for property, plant and equipment additions and $19.9 for the Graphico Acquisition, partially offset by $6.6 of proceeds from the sale of assets. Net cash used in investing activities during the first nine months of 2023 was $128.4, primarily reflecting $121.5 property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2024 was $318.3 reflecting $200.4 of net debt payments and $207.4 of cash dividend payments, partially offset by $90.3 of proceeds from stock option exercises. Net cash used in financing activities during the first nine months of 2023 was $363.0, reflecting $199.9 of cash dividend payments and $270.6 of net debt repayments, partially offset by $107.6 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new legislation such as the U.S. CARES Act, the EU Medical Device Regulation, new cosmetic and device regulations in Mexico, and the U.S. Modernization of Cosmetic Regulation Act; the impact on the global economy of the Russia/Ukraine war or increased conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war or conflict in the Middle East; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; impairment charges or other negative impacts to the value of the Company’s assets; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions; increased or changing regulation regarding the Company’s products and its suppliers in the United States and other countries where it or its suppliers operate; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition or future results, as well as the following update to our Risk Factors:

Impairment of our goodwill and other long-lived intangible and tangible assets may result in a reduction in net income.

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived tangible assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges. In the fourth quarter of 2022, we recorded an impairment charge in connection with the FINISHING TOUCH FLAWLESS intangible assets. In the third quarter of 2024, due to continued decline in market share and a deterioration in the financial performance for Vitamins, Minerals and Supplements business, which includes the VITAFUSION and L’IL CRITTERS tradename, we reassessed our long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows resulting in a triggering event which required the Company to review the carrying value of long-lived assets supporting the business and resulted in impairment charges as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, AND USE OF PROCEEDS

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.

During the third quarter of 2024 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the third quarter of 2024, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As a result of the Company’s stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
7/1/2024 to 7/31/2024	-	$-	-	$658,905,959
8/1/2024 to 8/31/2024	-	-	-	$658,905,959
9/1/2024 to 9/30/2024	137	102.37	-	$658,905,959
Total	137	$102.37	-

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the nine months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 6, 2024.

	(3.4)	By-laws of the Company, amended and restated as of April 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2023.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	November 1, 2024	/s/ Richard A. Dierker
RICHARD A. DIERKER
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 1, 2024	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)