Form 10-K
period 2024-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2025-02-13
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $24.7 billion. For purposes of making this calculation only, the registrant excluded the shares of common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”) held by directors, executive officers and beneficial owners of more than ten percent of the common stock. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2024.

As of February 10, 2025, there were 245,969,881 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2024 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new regulations and legislation and change in regulatory priorities of the new U.S. presidential administration; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company’s products and its suppliers in the United States and other countries where it or its suppliers operate; the impact on the global economy of the Russia/Ukraine war or increased conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war or conflict in the Middle East; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from Information Resources, Inc. (“IRI”) Total US – Multi Outlet ("MULO") for the period ending December 29, 2024. Foreign brand “rankings” are derived from several sources.

Recent Acquisitions

On June 3, 2024, the Company acquired substantially all of the issued and outstanding shares of capital stock of Graphico, Inc. (“Graphico”), a Japan-based distributor focused on consumer goods primarily in the Japanese market (the “Graphico Acquisition”). The Company paid $19.9 million, net of cash acquired, at closing. The Company acquired the remaining minority shares for approximately $2.0 million in July 2024.

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

Household Products

In 2024, household products constituted approximately 55% of our Consumer Domestic sales and approximately 42% of our consolidated net sales.

Our primary household products include laundry detergents marketed under the ARM & HAMMER, OXICLEAN and XTRA brands, fabric softener sheets marketed under the ARM & HAMMER brand, cat litter under our ARM & HAMMER brand, and household cleaning products under the CLEAN SHOWER®, ORANGE GLO®, and OXICLEAN brands. Our laundry detergents constitute our largest consumer business, measured by net sales.

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

Personal Care Products

In 2024, personal care products constituted approximately 45% of our Consumer Domestic sales and approximately 35% of our consolidated net sales.

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

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER® brand name. Our other personal care products include antiperspirants and deodorants under the ARRID® and ARM & HAMMER® brands, battery-operated toothbrushes under the SPINBRUSH® brand, condoms under the TROJAN® brand (the number one condom brand in the U.S.), water flossers and showerheads under the WATERPIK® brand (the number one water flosser brand in the U.S.), home pregnancy test kits under the FIRST RESPONSE® brand (the number two pregnancy test kit brand in the U.S.), hair-removal products under the NAIR® brand (the number one depilatory in the U.S.), oral analgesics and oral care products under the ORAJEL® brand (the number one oral care pain relief in the U.S.), children’s gummy dietary supplements under the L’IL CRITTERS® brand and adult gummy dietary supplements under the VITAFUSION® brand (the number three gummy supplement brand in the U.S.), cold shortening and relief products under the ZICAM® brand (the number one cold shortening brand in the U.S. ), a growing number of dry shampoo products under the BATISTE® brand (the world's number one dry shampoo brand), VIVISCAL® (the number two leading supplement for thinning hair in the U.S), TOPPIK® hair fiber brands (the number one leading brand of hair fiber cosmetics for thinning hair in the U.S.), oral care products under the THERABREATH® brand (the number one alcohol free mouthwash in the U.S.), nasal saline moisturizers and solutions under the SIMPLY SALINE® brand, and the HERO® acne treatment products brands (the number one acne and acne patch brand in the U.S.).

Consumer International

Our Consumer International segment markets a variety of personal care, household and over-the-counter products in international subsidiary markets, including Australia, Canada, France, Germany, Japan, Mexico, China and the United Kingdom. We also export to over 130 markets around the world, including China and Korea, through our global markets group (the “Global Markets Group” or “GMG”) using a broad network of third-party distributors.

Total Consumer International net sales represented approximately 18% of our consolidated net sales in 2024. Net sales of Consumer International originating in Europe, Canada, Australia and Mexico accounted for 30%, 24%, 7% and 8%, respectively, of our 2024 international net sales in this segment. No product line accounts for more than 20% of our total international net sales.

Some of our U.S. power brands such as ARM & HAMMER, BATISTE, HERO, THERABREATH, OXICLEAN, VITAFUSION and L’IL CRITTERS, and WATERPIK are distributed in many of our international markets. In addition, we also export unique brands such as STERIMAR® and FEMFRESH® out of the United Kingdom as well as our FINISHING TOUCH FLAWLESS brand, to many countries around the world.

We also market the CURASH® line of babycare products in Australia, and GRAVOL® anti-nauseant and RUB-A535 topical analgesic in Canada and other international markets. We sell ANUSOL® hemorrhoid medications out of the United Kingdom, Canada, Australia and in other international markets. We also sell WATERPIK water flossers and showerheads in Australia, Canada, Germany, France, the United Kingdom, Mexico and in other international markets.

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal Nutrition, Specialty Chemicals and Commercial & Professional, and accounted for approximately 5% of our consolidated net sales in 2024.

Animal Nutrition Products

Since the ARM & HAMMER Animal Nutrition business began in 1972, with its launch of ARM & HAMMER baking soda as a feed additive to help dairy cows produce more milk, we have built a leading portfolio of nutritional supplements designed to help improve the health and productivity of dairy cows. In addition, we market a line of high-quality protein and amino acid products, including BIO-CHLOR® and FERMENTEN®, which are designed to help reduce health issues associated with calving, as well as provide needed protein to ensure proper growth and milk production. During the first quarter of 2024, we exited the MEGALAC supplement portion of our Animal Nutrition business. Net sales of the MEGALAC business for the years ended December 31, 2024 and 2023 were $7.6 million and $38.1 million, respectively.

Over the last several years, we have expanded our product offerings to include unique prebiotics and probiotics. CELMANAX® Refined Functional Carbohydrate is a yeast-based prebiotic that helps ensure a well-functioning gastrointestinal track in dairy cows, beef cattle, poultry and other livestock. CERTILLUS® is a family of probiotics products used in the poultry, dairy, beef and swine industries. During the second quarter of 2024, we sold our Passport food safety business, Passport Food Safety Solutions, Inc. Net sales of the Passport business for the years ended December 31, 2024 and 2023 were $6.4 million and $13.0 million, respectively.

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

Commercial & Professional

We also provide a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and other facilities.

We and Safety-Kleen Systems, Inc. (“Safety-Kleen”) were equal partners in a joint venture, ARMAKLEEN®, which has built a specialty cleaning products business based on our technology and Safety-Kleen’s sales and distribution organization. In October 2024, we sold our 50% interest in The ArmaKleen Company to Safety-Kleen. The transaction was not material to the Company’s results of operations or cash flows.

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

Our competitors in the Consumer Domestic and Consumer International segments include, among others, Procter & Gamble Company (“P&G”), The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company and Nestle Health Science, Haleon plc, Henkel, Reckitt Benckiser Group plc, Kenvue Inc., Pfizer Inc., Bayer AG, NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi, Pharmavite LLC, Edgewell Personal Care, Panoxyl, Starface and Peach & Lily. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share. In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and retailer co-developed and owned brands, have increased competition in certain product categories, particularly within personal care, specialty hair and skin care and dietary supplements, from less well capitalized competitors.

Competition within our animal nutrition and our specialty chemicals product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory educational costs in the year of launch, and we usually are not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. Our key competitors with respect to our SPD segment are Cargill Incorporated, Lallemand Inc., Solvay Chemicals, Inc., Genesis Alkali and Natural Soda, Inc. For additional discussion of the competitive environment in which we conduct our business, see Item 1A, “Risk Factors.”

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

SEASONALITY

Our business is generally not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of SPINBRUSH battery-operated toothbrushes and WATERPIK water flossers (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), sales of VITAFUSION and L’IL CRITTERS dietary supplements and ZICAM cold shortening and relief products (which typically are slightly higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health). In SPD, several of our Animal Nutrition products experience higher demand in warmer weather months creating higher seasonal demand in the second and third quarters of the year.

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

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, increased modestly in 2024 relative to 2023. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867 and is important to the successful operation of our business. Our products are sold under many other valuable trademarks held by us, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, SPINBRUSH, BATISTE, SIMPLY SALINE, VITAFUSION, L’IL CRITTERS, ZICAM, THERABREATH and HERO. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In the years ended December 31, 2024, 2023 and 2022, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were 23%, 23% and 24% respectively, of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

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

OTC/Pharmaceutical and Cosmetic Requirements

We market over-the-counter (“OTC”) pharmaceutical products, such as topical acne products, anticavity toothpaste, anticavity rinse, antiperspirant, hemorrhoid relief, skin protectant, antinauseant, oral analgesic and sunscreen drug products, that are subject to FDA and foreign regulation. Under the U.S. OTC monograph system, OTC pharmaceutical products that meet established conditions are generally recognized as safe and effective and do not require the submission and approval of a new drug application. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Pharmaceutical products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements. Following the passage of the CARES Act, FDA is updating and working to finalize current monographs, including those that affect our oral care products and HERO sunscreens. With these new regulations, OTC products will now need to be “state of the art” and will have significant focus on Good Manufacturing Practices (“GMPs”), especially manufacturing, final formulation testing, stability testing, and safety incident reporting. Products not in the monograph system can be deemed to be unapproved new drugs and can be forced from the market. This is particularly the case for homeopathic drug products like certain ZICAM products. Both the FDA and the FTC have taken the position that homeopathic products are unapproved new drugs. Regulatory action against these products is deemed unlikely unless the products present an unreasonable safety risk. ZICAM homeopathic products are not currently perceived to pose such risk.

All facilities where OTC pharmaceutical products are manufactured, tested, packaged, stored or distributed must comply with current Good Manufacturing Practices (“cGMP”) regulations and/or regulations promulgated by competent authorities in the countries where the facilities are located. All of our pharmaceutical products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to customers or to regulatory action against us related to the products made in that facility, such as seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against us that, among other things, could result in the suspension of production or distribution of our products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on our financial condition or operating results. We are required to report serious adverse events associated with the use of our OTC pharmaceutical products marketed in the U.S and other countries where such products are sold.

We cannot predict whether new legislation regulating our activities will be enacted or what effect any legislation would have on our business.

Medical Device, OTC/Pharmaceutical and Cosmetic Pre- and Postmarket Regulation

Before and after a medical device, OTC/pharmaceutical, and/or cosmetic is commercialized, numerous regulatory requirements apply, including:

•
international quality system regulations, including those of the FDA and other regulatory authorities, impose cGMP requirements governing the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices and OTC pharmaceuticals intended for human use;
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

Food Products

We market baking soda and animal feed products, such as rumen fermentation enhancers and Dietary Cation-Anion Difference (“DCAD”) balancers that are also subject to FDA and foreign regulation. The Food Safety Modernization Act (“FSMA”) regulates food and animal feed products and mandates preventive controls, including hazard analysis, risk controls, supplier qualifications and controls and increased record keeping. FSMA grants the FDA the authority to require mandatory recalls for products under certain conditions. The FDA is currently in the process of establishing rules and guidance to implement the provisions of FSMA. The potential impact of these rules and applicable guidance will be determined as they are published, and compliance plans will be affected as necessary.

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

Sustainability Strategy and Environmental, Social and Governance (“ESG”) Pillars

Sustainability is how we refer to our Environmental, Social & Governance (“ESG”) efforts to deliver growth and profitability while making a meaningful and positive impact. We believe that Sustainability is critical to the health of the communities in which we operate, contributes to a better world and benefits our business both financially and operationally. Each year we publish a Sustainability Report that discloses our business and corporate responsibility commitments and details our ESG performance metrics and targets and other components of our ESG efforts. Our 2023 Sustainability Report is available on our web site at https://churchdwight.com/pdf/Sustainability/2023-Sustainability-Report.pdf, and our 2024 Sustainability Report will be available in April 2025 (the “2024 Sustainability Report” and together with the 2023 Sustainability Report, the “Sustainability Reports”). References to our Sustainability Reports are for informational purposes only and neither the Sustainability Reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

The following six pillars are the core focus of our Environmental and Social efforts. Each is supported through our Governance practices, which are intended to maintain a system of rules, processes and practices that determine how we operate and align the interests of our stakeholders in support of ethical business practices and financial success.

•
Our Brands: Delight consumers with our brands and contribute towards a more sustainable world
•
Products: Provide safe and effective products for consumers and the environment
•
Packaging: Utilize consumer friendly and environmentally responsible packaging
•
Employees and Communities: Embrace the principles of good corporate citizenship and social responsibility within the communities we can impact
•
Environment & Climate Change: Minimize environmental impact of our global operations, with a focus on increased renewable energy usage, reduced water consumption, greenhouse gas emissions and solid waste to landfills
•
Responsible Sourcing: Improve our suppliers’ environmental, labor, health & safety and ethical practices

Environmental. Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. We strive to minimize the impact of our expanding global operations and to meet the challenge of managing our environmental footprint. Our top environmental priorities include providing effective products that are safe for our consumers, the animals they care for and the environment; utilizing consumer friendly and environmentally responsible packaging; reducing greenhouse gas emission and water usage; recycling solid waste; and improving our suppliers’ environmental practices.

Social. Our Social focus areas are driven by our goals of delighting consumers with our brands through our contributions to Sustainability which we believe contributes to a better world; improving our suppliers’ labor, health & safety, environmental and ethical practices; and supporting our employees and communities – all to create a stronger more resilient company. In their everyday work, employees embody our commitments to integrity, quality, and innovation, and in doing so, directly contribute to our long-standing character and reputation. Employee safety and wellness remain two of our highest priorities. We administer company-wide policies designed to ensure the safety of each team member and compliance with OSHA and local standards. We embrace the diversity of our employees across all dimensions and believe that a diverse and inclusive workforce fosters innovation and promotes an environment filled with unique perspectives. We strive to cultivate a culture and processes that support and enhance our ability to recruit, hire, develop and retain talent at every level based on merit. We do discriminate in our recruiting, hiring, or promotion on the basis of protected class characteristics or conditions. We encourage our employees to become involved in their communities through our Employee Giving Fund, which supports charitable organizations where our employees work and live, and The Church & Dwight Philanthropic Foundation (the “Foundation”) which is focused on helping to create educational and employment opportunities and advancing environmental preservation. The Employee Giving Fund and the Foundation are administered by our employees. See pages 12 to 13 in Item 1 of this Annual Report under “ Human Capital” for a discussion of our human capital management.

Governance. Our sustainability governance focus includes the processes, rules, resources and systems in support of our operational, Sustainability and ESG efforts, as were described in our 2024 Proxy Statement and will be described in our Proxy Statement for our upcoming Annual Meeting of Stockholders under the caption “Sustainability Strategy and ESG Pillars” and in our 2024 Sustainability Report. Our Corporate Issues Council (the “Council”), comprised of senior executives representing all our key functional areas, guides the integration of Sustainability within all parts of our business and drives continuous improvement in our Sustainability approach and performance. The Council takes the lead in defining and implementing our Sustainability strategies across our six ESG pillars. Our Board of Directors, acting principally through its Governance, Nominating & Corporate Responsibility Committee, oversees our Sustainability program and ESG efforts, including our climate change policies and programs, with that Committee and the Compensation & Human Capital and Audit Committees each focusing on specified areas of Sustainability, including compliance and ethics, and human capital. Our Political Contributions Policy, which is posted in the Investor Relations section of our website, sets forth our policies regarding political contributions and membership in industry groups that further our business goals. Our General Counsel and Independent Lead Director are responsible for ensuring that stockholder requests, recommendations and proposals are evaluated by the Governance, Nominating & Corporate Responsibility Committee, additional committees within the Board as appropriate, and then by the Board of Directors, if needed.

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

Our Employees

As of December 31, 2024, we had approximately 5,750 global employees, an increase of approximately 200 compared to December 31, 2023. Approximately 85% of our workforce is located in the Americas, 10% in Europe, Middle East, and Africa, and 5% in the Asia-Pacific region. About 53% of our employees are salaried and about 47% are paid hourly wages. During fiscal 2024, our overall turnover rate was approximately 15%. Our revenue per employee in fiscal 2024 was approximately $1.06 million.

Inclusive and Effective Workforce

We embrace the diversity of our employees in all dimensions and, our efforts aspire to help us achieve a more inclusive workforce and optimize our long-term performance. We also strive to cultivate a culture and processes that support and enhance our ability to recruit, hire, develop and retain talent at every level based on merit.

As a company we remain committed to fair treatment, access, opportunity, and advancement for all.

In 2023 we launched several Employee Resource Groups (“ERGs”). These Company-supported, employee-run groups contribute to our goal of building and maintaining a diverse and inclusive workplace at Church & Dwight. We started the program with ERGs for military veterans (V.A.L.O.R.), Black employees (B.O.L.D.) and women (W.A.V.E.). Each ERG is open to all employees, is intended to create inclusive environments where all global employees feel connected, valued, and inspired to build customer value and contribute to our Company’s success.

We are committed to transparency and accountability that will drive continuous progress. As part of our commitment to transparency and accountability, we publish workplace demographics of our employees in our Sustainability Reports.

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

Compensation and Benefits

Attracting and retaining talent is a priority at Church & Dwight. We offer competitive pay and a range of benefits that support the well-being of our workforce. This includes offering competitive salaries and wages, as well as benefits such as health insurance, retirement and profit-sharing plans, and paid time off.

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

Communities

We encourage our employees to become involved in their communities, and in 2024, our Employee Giving Fund supported our communities by providing approximately $1.3 million to 237 deserving community organizations through annual grants, disaster relief, and other monetary support. Employees purchased back-to-school supplies online to support disadvantaged youth, donated clothes and non-perishable items for clothing and food drives and provided supplies for a summer camp and holiday dinner for families in need.

In 2020 we established the Church and Dwight Philanthropic Foundation (the “Foundation”) with the focus on helping to create educational and employment opportunities and advancing environmental preservation. The Foundation is administered by our employees. In 2024, eight organizations were chosen and received grants totaling approximately $1.3 million.

PUBLIC INFORMATION

We maintain a website at www.churchdwight.com and on the “Investors-Financial-SEC Filings” page of our website we make available free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”). Also available on the “Investors-Governance Documents” page on our website are our Corporate Governance Guidelines, charters for the Audit, Compensation, & Human Capital and Governance, Nominating & Corporate Responsibility Committees of our Board of Directors (the “Board”), our Code of Conduct and our Political Contributions Policy. We also publish a Sustainability Report that summarizes our business and corporate responsibility commitments and accomplishments including those related to our environmental, social, and governance performance. For more information regarding our sustainability strategy and ESG pillars please see the “Responsibility” page on our website and the discussion under the caption “Sustainability Strategy and Environmental, Social and Governance (“ESG”) Pillars” included above. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on our website is not a part of this Annual Report and the reference to our website is intended to be an inactive textual reference only.

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

We face intense competition from consumer products companies, both in the U.S. and in international markets. Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label and retailer-branded brands and generic non-branded products in certain categories, which typically are sold at lower prices, and consumers are increasingly seeking lower cost “private label” products. In China, in particular we face strong competition from local manufacturers offering both generic and branded products. The use of evolving technology to develop more complex pricing models by retailers has led and may continue to lead to pricing pressures in some categories. In addition, an increase in consumers purchasing more “private label” or other lower price brands has increased competition in certain product categories in particular, including dietary supplements, diagnostic kits and oral analgesics, and there has been increased consumer shifts to private label products across multiple categories. In addition to competition across all our product categories, there continues to be significant product competition in the gummy dietary supplement category, which has grown from about 10 competitors a decade ago to more than 60 competitors of significance in recent years, contributing, together with supply chain challenges that resulted in increased shelf space and/ or display for certain of our competitors, to an impairment in our VMS business in the third quarter of 2024. Shifting consumer behavior, including continuing shifts to online shopping, have also increased competition in e-commerce in many of our categories, from our larger legacy competitors and newer digitally native brands which have increasingly moved into consumer products and staples.

Many of our competitors are large companies, including, among others, P&G, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestle Purina PetCare Company and Nestle Health Science, Haleon plc, Henkel, Reckitt Benckiser Group plc, Kenvue Inc., Pfizer Inc., Bayer AG, NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi, Pharmavite LLC, Edgewell Personal Care, Panoxyl, Starface and Peach & Lily. Many of these companies have greater financial resources than we do, and these competitors, as well as new market entrants, may therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products or adopt new technologies, such as artificial intelligence and machine learning, more quickly, successfully and effectively, and respond more effectively to changing business and economic conditions than we can.

Our products generally compete on the basis of performance, brand recognition, price, value or other benefits to consumers. Significant price competition may require us to reduce the prices for some of our products to price levels that do not offset manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Increases to our prices, as a result of inflationary pressures or otherwise, could cause declining sales of products whose prices we have increased. In response to inflationary pressures and other factors, we have raised prices on many of our products across our global portfolio of brands in recent years. Ongoing periods of high inflation or increased costs resulting from higher tariffs imposed by the U.S. or other countries could lead to additional price increases on these or our other products, adversely impacting demand for our products. Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If our advertising, marketing and promotional programs, including the use of digital and social media to reach consumers, are not effective, our sales growth may decline.

•
A continued change in the retail environment and changing consumer preferences could cause our sales to decline.

Despite increasing shifts to e-commerce, sales of our products remain highest in the traditional mass merchandiser, food and drug retail stores, and our products are also sold in club stores and dollar store channels. However, alternative retail channels, including direct to consumer, e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase, which may affect customer and consumer preferences, including any pricing pressures for consumer goods as retailers face added costs to build or further expand their e-commerce capacity. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online and via mobile and social applications) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. In 2024, some of our largest customers launched private label brands that compete with our products and may continue to expand those offerings in the future. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of Generation Z and Generation Alpha who have different spending, consumption and purchasing habits and are increasingly shifting to “private label” products and new nontraditional brands rather than maintaining allegiance to historical brands; evolving consumer concerns or perceptions regarding ESG practices of manufacturers, including the environmental impacts of products and the sourcing and sustainability of, packaging materials, such as plastic packaging, and their environmental impact; greenhouse gas emissions; waste disposal practices; a growing demand for natural or organic products and ingredients; changing consumer sentiment toward non-local products or sources among different demographic groups; evolving consumer concerns or perceptions regarding the effects of ingredients or substances present in certain consumer products; reduced brand loyalty; and concerns regarding human capital practices.

We and many of our competitors have increased our online sales as a result of shifting consumer behavior, benefiting from scale, brand recognition, and other factors. However, as consumers continue to shift their behavior, retailers may incur higher e-commerce operating costs and will seek to recover those costs by passing them onto customers and manufacturers. Additionally, we cannot predict the extent to which our increased e-commerce demand will continue or the impact on our profits as retailers seek to recover higher e-commerce related operating costs. Any significant changes in consumer preferences or behavior could materially and negatively impact demand for our products and, in turn, our net sales and results of operations. Consumer preferences are also influenced by the perception of our brand images or those of our products, the success of advertising and marketing campaigns, our ability to engage with consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our advertising content, use of social media and extent of engagement in political and social issues. If we are not successful in continuing to adapt to changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, our business, financial condition and results of operations and cash flows may be negatively impacted.

•
Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components. Volatility, and increases in the costs of raw materials without offsetting price increases, disruptions in production or transportation, or increases in the costs of energy, labor, shipping and other necessary services, or other inflationary pressures, including market conditions, inflation, banking failures, supplier capacity restraints, geopolitical developments (including the ongoing conflicts in Ukraine and the Middle East and political upheaval in the Middle East and Europe), the impact of the new presidential administration in the U.S., potential tariffs on imported materials or the impact of tariffs on products or materials exported outside of the U.S., federal government spending disputes and government shutdowns, port congestions, strikes or delays, transport capacity restraints, or other disruptions, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. General inflationary pressures continued in 2024, and we may still be affected by increased costs impacting our supplies, transportation or manufacturing processes which could impact our gross margin. While we have increased prices on a majority of our products in recent years, there is no assurance that we will be able to fully offset any input costs increases, through cost reduction programs or price increases of our products or enter locked-in price arrangements or hedge agreements, especially given the competitive environment. Sustained, those price increases may lead to declines in volume as competitors may reduce their prices or customers may decide not to pay higher prices or to purchase lower priced alternatives, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost. Additionally, increased tariffs, or proposed increases to tariffs, imposed by the U.S. or other countries could have the impact of increasing costs on a wide range of products and services, including on our products and items used to manufacture and deliver our products, and could lead to increased prices, price volatility and reduced demand for our products.

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

A limited number of customers account for a large percentage of our net sales and/or net sales of specific product lines. Walmart is our largest customer, accounting for approximately 23% of net sales in 2024, 23% of net sales in 2023, and 24% of net sales in 2022. Our top four customers accounted for approximately 43%, 44% and 42% of net sales in 2024, 2023 and 2022 respectively. We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of any of our largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. Any loss of or significant reduction in sales to one of our key customers could have a material adverse effect on our business, financial condition and results of operations. Changes in consumer behavior, including continued shifting to online shopping instead of physical retail shopping, could also impact our sales to our largest customers. Some of our retail customers have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. If these impacts are prolonged, they can further increase the difficulty of planning for operations. Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures. We could also lose a significant customer due to customer service levels or real or perceived product quality or appearance issues. As our business is based primarily upon individual sales orders rather than long-term contracts and most customer agreements include customer termination rights after short notice, many of our customers could reduce their purchasing levels or cease buying products from us at any time and for any reason.

•
Market category declines and changes to our product and geographic mix may impact the achievement of our sales growth targets, planned pricing and financial results.

A significant percentage of our revenues come from mature markets that are subject to high levels of competition where product differentiation is more challenging and price competitors can erode profit margins. During 2024, approximately 82% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, dietary supplements, antiperspirants and deodorants. Our ability to quickly innovate to differentiate our products (including product packaging and sustainability profiles) to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results. We have implemented price increases and may implement additional price increases in the future, including to account for increasing costs, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our Specialty Products business has been and may continue to be negatively impacted by the entrance of new foreign competition in the United States dairy market. We expect that low-priced imports will continue to enter the market. During the first quarter of 2024, due to declining sales, we exited the MEGALAC supplement portion of our Animal Nutrition business within our Specialty Products Division segment and during the second quarter of 2024, we sold our food safety business, Passport Food Safety Solutions, Inc. During the fourth quarter of 2024, our 50% interest in The ArmaKleen Company was sold to our joint venture partner.

•
Decreases in demand for our products would decrease our sales and profitability.

Factors that can affect demand include competitors’ products, advertising and pricing actions, inflationary pressures, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, the deterioration of economic or trade relations between countries or regions, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment, restrictions on travel and access to public spaces, and changes in tax policies, other effects of governmental shutdowns or a lapse of appropriations or fear of exposure to or actual impacts of a widespread disease outbreak. In particular, we derive a substantial percentage of our revenues from sales of laundry detergent, and the continued customer demand for these products are critical to our future success. Some products have seen decreasing demand in recent years, including condoms, as a result of demographic and other changes. We believe that inflation is continuing to drive a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, as consumers reduce spending in these categories and shift to lower cost alternatives. Most notably, a growing number of water flosser consumers are continuing to switch to competitors' value-branded products. Moreover, in our vitamin business, we are experiencing significant product competition coming from new category entrants, including private label, which contributed to the previously announced impairment in our VMS business. In addition, our Specialty Products business has been negatively impacted by the return of foreign competition in the United States dairy market.

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

In addition, private label and retail-branded products sold by retail trade chains are typically sold at lower prices than branded products. As consumers look for opportunities to decrease discretionary spending, our customers have discontinued or reduced distribution of some of our products to encourage those consumers to purchase the customers’ less expensive and, in some cases, more profitable private label and retail-branded products (primarily in the dietary supplements, stain fighters, diagnostic kits and oral analgesics categories).

•
We have pursued and may continue to pursue strategic acquisitions and divestitures.

We may continue to pursue and consummate additional acquisitions, divestitures or substantial investments in complementary businesses or products in the future. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Potential acquisitions may be significantly larger than the ones completed in the past and may require us to increase our levels of debt, potentially resulting in us being assigned a lower credit rating. Increases in interest rates in recent years may make it more difficult to borrow at attractive rates to fund future acquisitions. In recent periods, competition from other consumer products companies that are seeking similar opportunities has been particularly strong, and valuations for potential acquisition assets have been high, which has placed pressure on our ability to identify, structure and execute transactions. In addition, acquisitions and investments entail various risks, including the difficulty of entering new markets, product categories, or business models, the challenges of integrating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and the ongoing business of the acquired company, the need to review and, if necessary, upgrade processes and systems of the acquired company to conform to our own processes and systems and applicable legal and regulatory requirements, managing an increasingly broad and complex range of businesses and products, and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. Any of these risks may divert management and other resources, require us to incur unanticipated costs or delay the anticipated positive impact on our business and results of the acquisition. The risks associated with assimilation are increased to the extent we acquire businesses that have stand-alone operations or businesses that are in new categories that cannot easily be integrated or operations or sources of supply outside of the U.S. and Canada, for which products are manufactured locally by third parties.

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

The Company has divested and may, in the future, divest certain assets, businesses or brands. A divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. If the Company is unable to complete a divestiture or successfully transition a divested business, including the effective management of the related separation and overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, its business and financial results could be negatively impacted. The Company may also be required to recognize impairment charges or other losses as a result of a divestiture.

Adverse economic conditions continue to impact a portion of our businesses. We believe that inflation and recessionary concerns are continuing to drive a decline in consumer spending for our most discretionary brands, Waterpik and Flawless, as consumers reduce spending in these categories and shift to lower cost alternatives. Most notably, a growing number of water flosser consumers are continuing to switch to competitors' value-branded products. Moreover, in our vitamin business, we are experiencing significant product competition coming from new category entrants, including private label that resulted in increased shelf space and/ or display for certain of our competitors. Overall, we have continued to experience increased online sales. Potential recessionary economic conditions may impact consumer demand for certain of our products and put downward pressure on product prices.

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

Each year, we introduce new products across the majority of our brands, including launches into new “white space” categories. However, there is no assurance that our new products will continue to have widespread acceptance. Success in launching new products is also dependent on our ability to deliver effective and efficient marketing in an evolving media landscape (including digital and social media), which is subject to dynamic and increasingly restrictive privacy requirements. If product introductions are not successful, costs associated with these efforts may not be fully recouped and our net earnings or margins could be adversely affected. From time to time, we have discontinued certain products and product lines, which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet retailer or consumer expectations or no longer satisfy consumer demand.

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

We rely on a number of contract manufacturers and suppliers for certain of our commodities and raw materials, including sole source suppliers for certain of our raw materials, packaging, product components, finished products and other necessary supplies. New suppliers must be qualified pursuant to our standards and may also have to be qualified under governmental and industry standards and any other standards of our customers, which can require additional investment and time. We could experience material disruptions in production and other supply chain issues, largely because of shortages in supplier labor which continues to impact the availability of many raw and packaging materials, which continues to result in out-of-stock conditions. In addition, continued out-of-stock supplies or products due to supply chain issues may cause our customers to switch to competitors’ products that are more available. Moreover, our relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by us, government or industry regulations, or our customers, if we are unable to contract with suppliers at the quantity, quality and price levels needed for our business, if any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact its operations. We may be unable to qualify any needed new contract manufacturers or suppliers or maintain supplier arrangements and relationships based on a variety of factors; we may be unable to contract with suppliers at the quantity, quality and price levels needed for our business; certain of our suppliers may not meet the standards of our customers or licensors; or certain of our key contract manufacturers or suppliers may become insolvent or experience other financial distress or face closure or suspension of operations. If any of these events occurs and we have failed to identify and qualify an alternative vendor, then we may be unable to meet our contractual obligations and customer expectations, which could damage our reputation and result in lost customers and sales, or the incurrence of fines or higher than expected expenses. Further, in recent years, we have experienced continuing strain on our supply chain network and its ability to meet demands, including from disruptions from pandemics, ongoing conflicts in Ukraine and the Middle East, and other factors. In addition, our supply chain is dependent on materials, components and other products from Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. Further, we could miscalculate our anticipated production capacity or expansion needs in any of our categories, such as our mouth rinse or acne treatment categories to meet the anticipated demand of our customers in existing and new markets.

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

Our financial success is directly dependent on the reputation and success of our brands, particularly our power brands. Seven of our brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits. The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our brands could suffer damage to their reputations due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, significant product recalls, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering. In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, unauthorized resellers online, or sales in violation of our policies. During the third quarter of 2024, the Company continued to experience a decline in market share and a deterioration in the financial performance for its Vitamins, Minerals and Supplements (“VMS”) business, which includes the VITAFUSION and L’IL CRITTERS trade names, primarily due to significant product competition coming from new category entrants, including private label, and supply chain challenges that resulted in increased shelf space and/ or display for certain of our competitors. The continued decline in profitability caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows which resulted in a triggering event in the third quarter. The triggering event required the Company to review the carrying value of long-lived assets supporting the business in connection with the preparation of the Company’s financial statements, resulting in impairment charges of $357.1 in the quarter ended September 30, 2024.

Additionally, claims made in our marketing campaigns may become subject to litigation alleging false advertising and could cause us to alter our marketing plans and may affect sales or result in the imposition of significant damages against us.

Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of negative information and misinformation. Negative online consumer reviews or inaccurate posting or comments about us or our brands in the media or on any social networking website, whether accurate or inaccurate, or the disclosure of non-public sensitive information through social media, could generate adverse publicity that could damage the reputation of our brands. In addition, given the association of our individual products with us, an issue with one of our products could negatively affect the reputation of our other products, or us as a whole. In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving. The Company’s ability to timely adopt to and adapt this emerging technology in an effective and ethical manner may impact its reputation and ability to compete, and this technology could be, among other things, false, biased, or inconsistent with the Company’s values and strategies. Further, the use of generative artificial intelligence tools may compromise confidential or sensitive information, put the Company’s intellectual property at risk, or subject the Company to claims of intellectual property infringement, all of which could damage the Company's reputation.

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
•
currency fluctuations;
•
the Russia/Ukraine war and ongoing and new conflicts in the Middle East and increased tensions between China and Taiwan, and political developments in the Middle East, Europe and elsewhere;
•
widespread health emergencies, such as COVID-19 or other pandemics or epidemics;
•
import and export license and taxation requirements and restrictions;
•
trade restrictions, including local investment or exchange control regulations, increased tariffs or other changes to economic and trade policies in the U.S. or abroad, including tariffs imposed in response to the economic policies of the U.S.;
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
•
potential disruption from wars and military conflicts, terrorism or other types of violence;
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

Major developments in trade relations, including the imposition of new or increased tariffs or sanctions by the U.S. and/or other countries or other changes put in place by the new U.S. presidential administration, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing. All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets.

In addition, in all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. The recent imposition of tariffs on products imported from certain countries in recent years has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. The sanctions introduced in response to the Ukraine conflict have further exacerbated these issues. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations. All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations, cash flows or financial position.

•
Failure to effectively utilize, successfully assert intellectual property rights, and the loss or expiration of such rights, could materially adversely affect our competitiveness. Infringement by us of third-party intellectual property rights could result in costly litigation and/or the modification or discontinuance of our products.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. The market for our products depends to a significant extent upon the value associated with our trademarks and brand names. We own the material trademarks and brand names used in connection with the marketing and distribution of our major products both in the U.S. and in other countries. While we hold several valuable patents on our products, they may not serve as an effective barrier to entry for new competitors. Although most of our material intellectual property is registered in the U.S. and in certain foreign countries in which we operate, we cannot be sure that our intellectual property rights will be sufficient or effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support our ability to manufacture, import, export, market and/or sell certain products in certain countries or globally or launch new product. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be manufactured or sold do not protect intellectual property rights to the same extent as the laws of the U.S. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. Our failure to perfect, successfully assert or license intellectual property rights could make us less competitive and could have a material adverse effect on our business, including our ability to manufacture, import, export, market and/or sell certain products within certain countries or globally, our operating results, cash flows and our financial condition.

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

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived tangible assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, has resulted in impairment charges from time to time, and may result in future impairment charges. In the third quarter of 2024, due to continued decline in market share and a deterioration in the financial performance for Vitamins, Minerals and Supplements business, which includes the VITAFUSION and L’IL CRITTERS trade name, we reassessed our long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows resulting in a triggering event which required the Company to review the carrying value of long-lived assets supporting the business and resulted in impairment charges as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

•
Changing focus and sensitivity by governmental, non-governmental organizations, customers, consumers and investors to ESG issues, including those related to diversity and inclusion, climate change, plastic usage and ingredients, could result in increased operating or manufacturing costs and compliance challenges, which could adversely affect our business.

As climate change and other ESG issues became more prominent in recent years, so has scrutiny by federal, state and local governments, non-governmental organizations and our customers, consumers and investors. This has resulted in new regulatory requirements such as various state-level Extended Producer Responsibility programs, California’s recently enacted climate reporting legislation, the European Union’s (“EU”) Corporate Sustainability Reporting Directive (“CSRD”) and customer and consumer standards. In addition, our stakeholders may continue to demand transparency regarding our diversity and inclusion efforts and they may receive scrutiny from U.S. regulators, investors and policy groups in connection with the new presidential administration’s priorities. Our efforts to mitigate our impacts on climate change, and to eliminate chemicals of concern and otherwise reduce or mitigate adverse effects on the environment, may also continue to be scrutinized. For example, some of our major customers have requested we respond to various questionnaires, including the Carbon Disclosure Project ("CDP") Climate Change, Water and Forests Questionnaires, and use our responses and CDP scores to evaluate us. Compliance with these requirements, standards and disclosure requests may be challenging and could cause disruptions in the manufacture of our products and/or result in increases in operating costs, and additional legal, compliance and regulatory risks and costs. We may also be required to contribute funds to support recycling and other waste management infrastructure, and/or incur costs associated with making necessary changes to our operations and controlling, assessing and reporting on certain ESG metrics. These disruptions and additional costs could make our products more costly and less competitive than other products, which would adversely affect our business.

•
Any failure to achieve our ESG goals or to effectively respond to new or current legal, regulatory or stakeholder ESG requirements could adversely affect our business and reputation.

While we strive to minimize adverse impacts of our global operations, our ability to achieve any stated ESG goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. We could lose revenue if our consumers change brands, major retailers delist our products or our retail customers move business from us because we have not effectively responded to regulatory requirements, complied with their ESG requirements or met their expectations related to our sustainability efforts, including with respect to DEI, climate change, plastic usage, or ingredients. In addition, our actual or perceived failure to achieve or make sufficient progress towards our stated ESG goals or comply with ESG related regulations could result in litigation, regulatory scrutiny or adverse publicity, which could damage our reputation, reduce consumer demand and devalue our brand equity. Further, ESG-conscious investors may choose not to invest in our securities if we do not comply with their expectations, and investment managers may not include our securities in ESG-designated funds. These areas have become increasingly politicized, and our efforts to address the concerns of some stakeholders could cause adverse impact to our relationships with other stakeholders.

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

In particular, the FDA and foreign counterparts regulate the formulation, safety, development, manufacturing, packaging, labeling and distribution of condoms, home pregnancy test kits, vaginal lubricants, electric and battery powered medical devices, wound dressings, over-the-counter medicines, homeopathic products and dietary supplements. The FDA or a similar foreign agency also exercises oversight over cosmetic products such as depilatories, hair care and skin care products. In addition, under a memorandum of understanding between the FDA and the FTC, the FTC has jurisdiction over the promotion and advertising of these products, and the FTC regulates the promotion and advertising of our other products as well. As part of its regulatory authority, the FDA may periodically conduct inspections of the physical facilities, machinery, processes and procedures that we and our suppliers use to manufacture regulated products and may identify compliance issues that would require us and our suppliers to make certain changes in our manufacturing facilities and processes. The failure of a facility to be in compliance may lead to regulatory action against the products made in that facility, including seizure, injunction or recall, as well as to possible action against the owner of the facility/manufacturer. We may be required to make additional expenditures to address these issues or possibly stop selling certain products until the compliance issue has been remediated.

Likewise, any future determination by the FDA, the EPA or a similar foreign agency, or by us in reviewing our compliance with applicable rules and regulations, that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product withdrawals or recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions. For example, the FDA may determine that a particular claim that we use to support the marketing of a product is not substantiated or permissible under products’ regulatory classification, may not accept the evidence of safety for a new product that we may wish to market, may challenge the safety or effectiveness of existing products based on, among other things, changes in formulations, inadequate stability or “shelf-life,” consumer complaints, or improper labeling, may take action against our homeopathic products, such as our Zicam products, on the basis that they are unapproved drugs, and may determine that our dietary supplement business manufacturing, packaging, labeling and holding operations do not comply with cGMPs. Similarly, we may identify these or other issues in internal compliance reviews of our operations and the operations and products of vendors and acquired companies. These other issues may include the identification of contaminants or non-compliant levels of particular ingredients. Any of the foregoing could subject us to adverse publicity, force us to incur unanticipated costs and have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, delays in the acceptance, review and approval of products by the FDA or the EPA, or other required governmental approvals, may result from government shutdowns due to the failure by Congress to enact regular appropriations.

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

Numerous local, municipal, state, federal and international law and regulations address privacy and security including the California Online Privacy Protection Act, the Personal information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, the Telephone Consumer Protection Act of 1991, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), Section 5© of the Federal Trade Commission Act, and, the California Consumer Privacy Act (“CCPA”). These privacy and security laws and regulations change frequently, and new legislation continues to be introduced, with over a dozen U.S. states having adopted comprehensive privacy laws. For example, the CCPA requires new disclosures to California consumers, gives California consumers new rights with respect to their data, and permits California consumers to opt-out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Our website ecommerce and customer relations businesses that store, process or transmit payment cardholder data are subject to be Payment Card Industry (PCI) compliance requirements as mandated by the credit card companies (Visa, Mastercard, and American Express) and the Payment Card Institute Data Security Standard (PCI-DSS).

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

Our amended and restated bylaws include an “exclusive forum" provision, which may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. If a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition results of operations or cash flows.

Financial Risks

•
We have substantial indebtedness and we may incur substantially more debt in the future.

As of December 31, 2024, we had approximately $2,205.0 million of total consolidated indebtedness, net of debt issuance costs. This amount of indebtedness could have important consequences, including:

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

Additionally, our revolving facility is subject to certain financial and other customary covenants. In the event of a breach of those covenants, our lenders under the credit facility may be entitled to accelerate the related debt (and any lenders in respect of any other debt to which a cross-default provision applies may be entitled to accelerate such other debt), and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. We may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. If additional new debt is added to the current debt levels, the related risks that we now face could intensify. A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, a deterioration in our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets. The U.S. Federal Reserve raised interest rates in recent years, and while it has cut interest rates at recent meetings, and signaled that it expects to hold rates steady or decrease rates in the future, additional increases or the failure to reduce rates could impact the interest rates available to us for borrowings in the future. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and impact to our credit ratings.

Our revolving credit facility uses Secured Overnight Financing Rate (“SOFR”) based rates following the phase out of LIBOR. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are additional uncertainties regarding a transition from LIBOR, including but not limited to the impact this transition may have on the cost of our variable rate debt and certain derivative financial instruments. Since the initial publication of SOFR in 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR.

•
Our business is exposed to domestic and foreign currency fluctuations.

We are exposed to foreign currency exchange rate risk (both transaction and translation) with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. Dollar. Outside of the U.S., sales and costs are denominated in a variety of currencies, including the Canadian Dollar, Euro, Pound, Mexican Peso, Australian Dollar, Japanese Yen and Chinese Yuan, among others. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets. Although we, from time to time, enter into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in the U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, Australian Dollar, Japanese Yen and Chinese Yuan, foreign currency fluctuations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Other financial uncertainties in our major markets and unstable geopolitical conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to customers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business. On February 1, 2025, President Trump announced new tariffs on imports from Canada, Mexico and China. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, as well as the potential impact of changed purchasing decisions of consumers and retailers in these or other countries in response to these policies, have introduced significant uncertainty into the market and may affect the prices of and demand for our products, which could have a material and adverse effect on our business, financial condition and results of operations. Ongoing political uncertainty in many countries, and we have experienced, and expect to continue to experience, the indirect impacts of the conflict in Ukraine and increased hostilities and political volatility in the Middle East, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions of supply chains or information technology or other necessary services for our Company.

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

Increased information technology security threats and more sophisticated computer crime, including ransomware attacks, misuse of artificial intelligence and machine learning technologies, denial of service and phishing attacks and advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although we have business continuity plans in place and have implemented an incident response plan to address cybersecurity incidents, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations. Moreover, any costs related to a breach may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.

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

In recent periods, several of our peer or similarly situated companies have experienced cybersecurity incidents. In addition, although we have policies and procedures in place governing cybersecurity risk, the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error or intentional or unintentional conduct may occur in the future, especially as we have shifted to more employees and other workers working remotely and having access to our technology infrastructure remotely.

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

The labor market in the United States is very competitive. Our future performance depends in significant part upon the continued service of our executive officers and other key personnel, including at our plants. Competition for qualified plant personnel remain intense. In 2024, we announced changes to our executive leadership team, including that our Chief Financial Officer will assume the role of our new Chief Executive Officer and that we will be appointing a new Chief Financial Officer and President of the U.S. business. The inability to identify and hire qualified candidates for those roles or the unexpected loss of the services of one or more executive officers, the failure to effectively manage executive succession planning, or the loss of other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key employees left as a group or at the same time. Our success also depends, in part, on our continuing ability to attract, retain and develop a diverse and highly qualified workforce. Competition for such talent remains, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future, and the U.S. labor market has experienced wage inflation, sustained labor shortages, and a shift towards remote work. Factors that may affect our ability to attract and retain sufficient numbers of key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel in a tightening labor market. We experienced an increase in labor turnover in 2022 (21.5%) but saw this ease in 2023 (17.6%) and in 2024 (15%). We may continue to experience increased personnel turnover in the future compared to 2024, either as a result of our business operations or other broad-based economic or cultural factors.

In addition, labor costs in the U.S. have risen in recent periods. Labor cost is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, increases in employee benefits costs, or labor union organizing efforts, our operating expenses could increase and our growth and results of operations could be adversely impacted. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business. We may be unable to increase prices of our products in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if we increase product prices to cover increased labor costs, the higher prices could adversely affect sales volumes.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We collect, use and store personal information of our employees, consumers and other third parties in the ordinary course of business. In addition, we sell certain products directly to consumers online and through websites, mobile apps and connected devices, and we offer promotions, rebates, loyalty and other programs through which our data systems may receive personal information. We recognize the importance of data privacy and security and are committed to safeguarding and protecting our information and any other information entrusted to us. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information which is integrated with our overall risk management program. Our cybersecurity risk management program includes a cybersecurity incident response plan to respond to security breaches and cyberattacks. Our cybersecurity incident response plan is part of our overall Information Security Program, which is led by the Company’s Vice President, Global Chief Information Security Officer ("CISO") and overseen by the Company’s Executive Vice President, Global Chief Information Officer, and is designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, the Company, and the Company’s ability to operate. Our cybersecurity incident response plan includes controls and procedures for timely and accurate reporting of any material cybersecurity incident. We design and assess our program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our global enterprise IT environment;
•
a security team responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to security breaches and cyberattacks;
•
the use of external service providers, where appropriate, to assess, perform tabletop exercises or otherwise assist with aspects of our security controls and designed to anticipate cyberattacks and respond to breaches, including a biennial maturity assessment of our program by an external third-party;
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
•
policies to establish requirements for protecting information assets and defining acceptable behaviors to ensure compliance, mitigate risks, prevent unauthorized access, and foster a culture of security awareness and accountability, thereby enhancing the organization's overall security posture; and
•
a third-party risk management process for service providers, suppliers, and vendors.

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

The Audit Committee, which is tasked with oversight of certain risk issues, including cybersecurity, receives reports from the Executive Vice President, Global Chief Information Officer and the Vice President, Chief Information Security Officer each quarter. At least annually, the Board of Directors and the Audit Committee also receive updates about the results of exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and our internal response preparedness. The Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board also receives periodic briefings regarding our Information Security Program and cyber threats, including threats faced by our peers, in order to enhance our directors’ literacy on cyber issues. In addition, management will update the Audit Committee, as necessary, regarding cybersecurity incidents, that we may experience.

Our management team, including our Global Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s cybersecurity risk management is led by our CISO, who has significant experience across digital innovation and technology-enabled growth, information security, infrastructure, operations and compliance.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, law enforcement, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

We lease a corporate office building in Ewing, New Jersey for our global corporate headquarters. The lease expires in 2033 and includes two 10-year extension terms at our option. In addition, we own an office building in Fort Collins, Colorado that is occupied by Waterpik and an office building in Princeton, New Jersey that is occupied by our research and development department.

We own or lease manufacturing facilities, warehouses and other offices in 16 different U.S. states and 12 different countries outside of the U.S. Many of our domestic and international sites manufacture and distribute products for multiple segments of our business. We believe that our operating and administrative facilities are adequate and suitable for the conduct of our business. We also believe that our production facilities are suitable for current manufacturing requirements for our consumer and specialty products businesses.

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

Approximate number of record holders of our Common Stock as of December 31, 2024: 1,600.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2019. Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)
S&P 500 Household Products Index consists of the Church & Dwight Co., Inc., Clorox Company, Colgate-Palmolive Company, Kimberly-Clark Corporation and Procter & Gamble Company.

Dollars
COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
0.00
2019
2020
2021
2022
2023
2024
Five-Year Average Annual Return
Church & Dwight Co., Inc. 9.5%
S&P 500 Index 14.5%
S&P 500 Household Products Index 7.9%

Company / Index	2019	2020	2021	2022	2023	2024
■ Church & Dwight Co., Inc.	100.00	125.48	149.16	118.71	140.92	157.77
■ S&P 500 Index	100.00	118.39	152.34	124.72	157.47	196.84
■ S&P 500 Household Products Index	100.00	115.77	133.41	125.51	125.67	146.37

Share Repurchase Authorization

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs.

During the fourth quarter of 2024 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the fourth quarter of 2024, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As a result of the Company’s stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
10/1/2024 to 10/31/2024	-	$-	-	$658,905,959
11/1/2024 to 11/30/2024	-	-	-	$658,905,959
12/1/2024 to 12/31/2024	48	105.85	-	$658,905,959
Total	48	$105.85	-

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

We sell our consumer products under a variety of brands through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar, pet and other specialty stores and websites and other e-commerce channels, all of which sell the products to consumers. We sell our specialty products to industrial and commercial customers, livestock producers and through distributors.

We operate our business in three segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”). The segments are based on differences in the nature of products sold and management organizational structures. In 2024, the Consumer Domestic, Consumer International and SPD segments represented approximately 77%, 18% and 5%, respectively, of our consolidated net sales.

Recent Developments

Pillar Two Tax Laws

In October 2021, members of the Organisation for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. In December 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) or Pillar Two rules. The Pillar Two rules are designed to be implemented into the domestic law of each jurisdiction to ensure large multinational enterprise groups are subject to a minimum effective tax rate of 15% in each jurisdiction where they operate. In December 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive. January 1, 2024 marked the official effective date of the 15% global corporate minimum tax imposed by the EU's Pillar Two Directive. We are monitoring developments and evaluating the impacts of the Pillar Two rules on our tax rate. Based on current legislation and available guidance, we do not anticipate a material impact to the Company.

Sale of MEGALAC supplement portfolio

During the first quarter of 2024, we exited the MEGALAC supplement portion of our Animal Nutrition business within our SPD segment. Net sales for the years ended December 31, 2024 and 2023 were $7.6 and $38.1, respectively.

Graphico Acquisition

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Sale of Passport Food Safety Business

During the second quarter of 2024, we sold our Passport food safety business, Passport Food Safety Solutions, Inc., with assets of $7.0, inclusive of intangible assets of $2.7 and corresponding goodwill of $1.0, for cash proceeds of $6.6 and $0.5 held in escrow for a gain of $0.1. Net sales for the years ended December 31, 2024 and 2023 were $6.4 and $13.0, respectively.

Favorable Tariff Ruling

During the second quarter of 2024, we received a favorable tariff ruling from the U.S. government associated with certain products imported from China, which resulted in $40.1 of cash refunds (pre tax) in the year ended December 31, 2024. The refunds resulted in a $31.6 reduction of Cost of goods sold and an increase in Interest income of $4.8 in the year ended December 31, 2024.

Vitamin Business Intangible Impairment

During the third quarter of 2024, the Company continued to experience a decline in market share and a deterioration in the financial performance for its Vitamins, Minerals and Supplements ("VMS") business, which includes the VITAFUSION and L'IL CRITTERS trade name, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows which resulted in a triggering event in the third quarter. The triggering event required the Company to review the carrying value of assets supporting the business resulting in impairment charges of $357.1 in the year ended December 31, 2024.

Sale of 50% Ownership in Joint Venture

The Company’s 50% interest in The ArmaKleen Company was sold to our joint venture partner in October of 2024. The transaction is not material to the Company’s results of operations or cash flows.

Dividend Increase

On January 29, 2025, the Board declared a 4% increase in the regular quarterly dividend from $0.28375 to $ 0.295 per share (equivalent to an annual dividend of $1.18 per share) payable to stockholders of record as of February 14, 2025. The increase raises the annualized dividend payout from $277.0 to approximately $287.0 on an annualized basis.

2024 Financial Highlights

Key 2024 financial results include:

•
Net sales for the year ended December 31, 2024 grew 4.1% over 2023, with gains in Consumer Domestic and Consumer International, partially offset by lower sales in SPD. The gains are primarily due to favorable volumes, and pricing/product mix across all three segments, including the benefit of recent acquisitions in Consumer Domestic and Consumer International, partially offset by the exit of product lines in SPD and unfavorable foreign currency exchange rates in Consumer International.
•
Gross margin increased 160 basis points to 45.7% in 2024 from 44.1% in 2023, which includes an approximate 50 basis point benefit from a favorable tariff ruling. Excluding the tariff ruling gross margin increased due to the positive impact of productivity programs, favorable price/volume/mix, and business acquisition benefits, offset by higher manufacturing costs including labor and higher commodities.
•
Operating margin decreased 470 basis points to 13.3% in 2024 from 18.0% in 2023. The 2024 operating margin includes a non-cash charge of $357.1 or 580 basis points related to the impairment of the VITAFUSION and L'IL CRITTERS indefinite-lived trade name as well as a definite-lived customer relationship intangible asset and PP&E specific to the VMS business. Excluding the impairment charge, operating margin increased 110 basis points due to favorable gross margins, slightly offset by higher marketing expenses.
•
We reported diluted net earnings per share in 2024 of $2.37, a decrease of approximately 22.3% from 2023 diluted net earnings per share of $3.05. Earnings per share in 2024 includes the non-cash VMS trade name and other asset impairment charges of $1.10 per share. Excluding the impairment charges, 2024 diluted net earnings per share was $3.47 compared to 2023 diluted earnings per share of $3.05.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

•
Cash provided by operations was $1,156.2 in 2024, a $125.6 increase from the prior year primarily due to an increase in cash earnings (net income adjusted for non-cash items).
•
We returned $277.0 in 2024 to our stockholders through cash dividends paid.

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. While a vast majority of our products are consumer staples and less vulnerable to decreases in discretionary spending than other products, certain of our products, are more likely to be affected by consumer decisions to control spending. Some retail customers have responded to economic conditions by increasing their private label offerings (primarily in the dietary supplements, stain fighters, diagnostic kits and oral analgesics categories), launching their own brands, and consolidating the product selections they offer to the top few leading brands in each category. In addition, an increasing portion of our product categories are being sold by club stores, dollar stores, mass merchandisers and internet-based retailers. These factors have placed downward pressure on our sales and gross margins.

We intend to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control our cost structure, expand our online market share by continuing to invest in e-commerce (global on-line sales were 21.4% of consumer sales in 2024), expand our presence and product offerings to consumers outside of the United States, continue to develop and launch new and differentiated products, pursue strategic acquisitions, continue to grow our product sales globally and maintain an offering of premium and value brand products to appeal to a wide range of consumers. Our global product portfolio consists of both premium (64% of total worldwide consumer revenue in 2024) and value (36% of total worldwide consumer revenue in 2024) brands, which we believe enables us to succeed in a range of economic environments. We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers. We derive a substantial percentage of our revenues from sales of liquid laundry detergent. We continue to evaluate and vigorously address pressures on this business through, among other things, new product introductions and increased marketing and trade spending.

Over the past two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 18% of sales derived from countries outside of the United States in 2024, and we believe ongoing international expansion represents a significant opportunity to grow our business. We have subsidiary operations in eight countries (Canada, Mexico, U.K., France, Germany, China, Australia, and Japan). We also export products to over 130 other countries through our Global Markets Group using a broad network of third-party distributors. In 2024, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business.

We also continue to focus on controlling our costs. Historically, we have been able to mitigate the effects of cost increases primarily by implementing cost reduction programs and, to a lesser extent, by passing along cost increases to customers. We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel and other commodities. Additionally, our focus on tight cost controls has enabled us to effectively navigate challenging economic conditions. However, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, including tariffs imposed by other countries in response to or in anticipation of U.S. tariffs, have resulted in uncertainty regarding the global economy and with respect to our operations and costs.

The identification and integration of strategic acquisitions are an important component of our overall strategy and product category diversification. Acquisitions have added significantly to our sales, profits and product category diversification over the last decade. This is evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation (the “Vi-cor Acquisition”), the 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “Toppik Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “Anusol Acquisition”), the 2017 acquisitions of the VIVISCAL brand from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), and the WATERPIK brand from Pik Holdings, Inc. (the “Waterpik Acquisition”), the 2020 acquisition of the ZICAM brand from Consumer Health Holdco LLC, the 2021 acquisition of the THERABREATH brand from Dr. Harold Katz, LLC and HK-IP International, Inc, 2022 acquisition of the HERO brand which includes the MIGHTY PATCH acne treatment products and 2024 acquisition of Graphico, Inc. (the “Graphico Acquisition”), a Japan-based distributor. We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities. In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions. Since 2001, we have acquired six of our seven “power brands.”

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to uncertainty. They are based on our historical experience, our observation of trends in industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies and estimates are described below.

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for our products. Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. We rely on historical experience and forecasted data to determine the required reserves. For example, we use historical experience to project coupon redemption rates to determine reserve requirements. Based on the total face value of Consumer Domestic coupons redeemed over the past several years, if the actual rate of redemptions were to deviate by 0.1% from the rate for which reserves are accrued in the financial statements, a difference of approximately $0.1 in the reserve required for coupons would result. With regard to other promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If our estimates for promotional activities and sales returns reserves were to change by 10%, the impact to promotional spending and sales return accruals would be approximately $14.7. While management believes that its promotional and sales returns reserves are reasonable and that appropriate judgments have been made, estimated amounts could differ materially from actual future obligations.

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

The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units. We determined that the fair value of all indefinite-lived intangible assets for each of the years in the three-year period ended December 31, 2024, exceeded their respective carrying values based upon the forecasted cash flows and profitability, with the exception of our VMS business described below.

During the third quarter of 2024, we continued to experience a decline in market share and a deterioration in the financial performance of our VMS business, which includes the VITAFUSION and L'IL CRITTERS trade name, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability caused management to reassess its

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows which resulted in a triggering event in the third quarter. The triggering event required the Company to review the carrying value of assets supporting the business. The assets supporting the VMS business include the VITAFUSION and L'IL CRITTERS indefinite-lived trade name, a definite-lived customer relationship intangible asset and PP&E specific to our VMS business.

We used an excess earnings discounted cash flow model to determine the fair value of the trade name. The assumptions used in the model require significant judgement in determining the expected future cash flows. The key assumptions utilized in our impairment analysis included, but were not limited to, net sales growth rates between -15.2% and 2.1%, EBITA margins in the low single digits, and a discount rate of 8.25%. Estimates are based on market conditions and management’s current expectation of the success of growth and profitability initiatives. The valuation resulted in a full impairment of the $281.3 trade name and a $15.8 impairment for the remaining carrying value of the customer relationship intangible asset. The remaining carry value of both the trade name and customer relationship intangible asset at December 31, 2024 is $0.0.

Our global WATERPIK business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products resulting in part from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. While management can and has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of these assets. The carrying value of the WATERPIK trade name is $644.7 and fair value represented 135% of the carrying value as of October 1, 2024. The fair value represented 109% of the carrying value as of October 1, 2023. The increase in fair value is mainly attributable to a favorable tariff ruling on certain Waterpik products imported from China.

In the fourth quarter of 2022, we determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consist of the definite-lived trade name, customer relationships and technology assets recorded at acquisition. We evaluated our ability to recover the carrying values of the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The remaining net book value of the trade name as of December 31, 2024 is $15.4 and will be amortized over a remaining useful life of one year.

It is possible that our conclusions regarding impairment or recoverability of goodwill or other intangible assets could change in future periods if, for example, (i) the businesses or brands do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates and tariffs), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements included in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2024.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

The discussion of consolidated results of operations presented below is followed by a more detailed discussion of results of operations by segment. This section of this Form 10-K generally discusses 2024 and 2023 results and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. The segment discussion also addresses certain product line information. Our operating segments are consistent with our reportable segments.

Consolidated results

2024 compared to 2023

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2024	Prior Year	December 31, 2023
Net Sales	$6,107.1	4.1%	$5,867.9
Gross Profit	$2,790.1	7.8%	$2,588.5
Gross Margin	45.7%	160 basis points	44.1%
Marketing Expenses	$698.1	8.9%	$641.3
Percent of Net Sales	11.4%	50 basis points	10.9%
Selling, General & Administrative Expenses	$927.8	4.3%	$889.8
Percent of Net Sales	15.2%	0 basis points	15.2%
VMS Trade name and other asset impairments	$357.1	100.0%	$0
Percent of Net Sales	5.8%	580 basis points	0.0%
Income from Operations	$807.1	-23.7%	$1,057.4
Operating Margin	13.3%	-470 basis points	18.0%
Net income per share - Diluted	$2.37	-22.3%	$3.05

Net Sales

Net sales for the year ended December 31, 2024 were $6,107.1, an increase of $239.2, or 4.1% compared to 2023 net sales. The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2024
Product volumes sold(1)	3.3%
Pricing/Product mix(2)	1.3%
Exit of product lines (net of acquisition)(3)	(0.5%)
Net Sales increase	4.1%

(1)
The volume change reflects increased product unit sales in all three segments.
(2)
Price/mix was favorable in all three segments.
(3)
In the first quarter of 2024, we exited the MEGALAC supplement portion of the SPD Animal Nutrition business. In the second quarter of 2024 we acquired substantially all of Graphico and sold the Passport food safety business.

Gross Profit

Our gross profit for 2024 was $2,790.1, a $201.6 increase compared to 2023. Gross margin was 45.7% in 2024 compared to 44.1% in 2023, a 160 basis points (“bps”) increase. The increase is due to the positive impact of productivity programs of 140 bps, favorable price/volume/mix of 100 bps, a favorable tariff ruling of 50 bps, and benefits from the Graphico Acquisition of 10 bps, offset by the impact of higher manufacturing costs including labor and commodities of 140 bps.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Operating Costs

Marketing expenses for 2024 were $698.1, an increase of $56.8 compared to 2023. Marketing expenses as a percentage of net sales increased 50 bps to 11.4% in 2024 as compared to 2023 due to 90 bps on higher expense primarily from increased marketing spend to support new product introductions, offset by 40 bps of leverage on higher net sales.

SG&A expenses for 2024 were $927.8, a decrease of $38.0 or 4.3% compared to 2023. SG&A as a percentage of net sales was 15.2% in 2024 and 2023. SG&A as a percentage of net sales was flat compared to 2023, as expenses were higher by 60 bps, primarily due to growth investments in our international division, Research and Development ("R&D") and Information Technology ("IT"), and the Graphico acquisition, offset by 60 bps of leverage associated with higher sales.

Nonoperating Expenses

Trade name and other asset impairment charges were $357.1 million in 2024 related to non-cash charges to adjust the carrying value of intangible assets and property, plant, and equipment related to the VMS business. The impairment was due to a continued decline in market share and a deterioration in the financial performance for the VMS business, which includes the VITAFUSION and L'IL CRITTERS trade name, primarily due to significant product competition coming from new category entrants, including private label. See Note 7, “Goodwill and Other Intangibles, Net” to the Consolidated Financial Statements included herein for additional information.

Interest income was $26.3 in 2024, an increase of $13.3 as compared to 2023, due to higher interest income primarily associated with higher cash balances.

Interest expense in 2024 was $95.0, a decrease of $15.9 primarily due to lower average outstanding debt.

Other income increased $9.6 in 2024 as compared to 2023 primarily due to the sale of our 50% interest in Armakleen to our joint venture partner.

Taxation

The 2024 effective income tax rate was 22.6% compared to 21.9% in 2023. The increase in the rate is due to lower stock option benefits related to executive compensation and other non-recurring tax items.

Segment results for 2024, 2023 and 2022

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational and ownership structures. We also have a Corporate segment.

Segment	Products / Other
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty Products
Corporate	Equity in earnings of affiliates

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Segment net sales and income from operations for each of the three years ended December 31, 2024, 2023 and 2022 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
2024	$4,732.3	$1,071.5	$303.3	$6,107.1
2023	4,571.2	975.7	321.0	5,867.9
2022	4,131.0	896.1	348.5	5,375.6
Income from Operations
2024(1)	$684.9	$83.1	$39.1	$807.1
2023	929.7	104.2	23.5	1,057.4
2022(2)	499.1	46.2	52.5	597.8

(1)
2024 results include the VMS non-cash intangible and PP&E impairment charges of $357.1 in SG&A expenses, of which $327.4 was recorded in the Consumer Domestic segment and $29.7 was recorded in the Consumer International segment.
(2)
2022 results include the FLAWLESS non-cash intangible asset impairment charges of $411.0 in SG&A expenses, of which $349.3 was recorded in the Consumer Domestic segment and $61.7 was recorded in the Consumer International segment.

Product line revenues for external customers for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Household Products	$2,584.3	$2,484.1	$2,272.0
Personal Care Products	2,148.0	2,087.1	1,859.0
Total Consumer Domestic	4,732.3	4,571.2	4,131.0
Total Consumer International	1,071.5	975.7	896.1
Total SPD	303.3	321.0	348.5
Total Consolidated Net Sales	$6,107.1	$5,867.9	$5,375.6

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Consumer Domestic

2024 compared to 2023

Consumer Domestic net sales in 2024 were $4,732.3, an increase of $161.1 or 3.5% compared to net sales of $4,571.2 in 2023. The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2024
Product volumes sold	2.8%
Pricing/Product mix	0.7%
Net Sales increase	3.5%

The increase in net sales for 2024 includes growth from THERABREATH® mouth wash, HERO® acne treatment products, ARM & HAMMER® liquid detergent, ARM & HAMMER® cat litter, and ARM & HAMMER® baking soda, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, FINISHING TOUCH FLAWLESS® hair removal products, and WATERPIK® Shower Heads.

Consumer Domestic income from operations for 2024 was $684.9, a $244.8 decrease as compared to 2023. The decrease is due to the VMS non-cash intangible and PP&E impairment charges of $327.4. Excluding the non-cash impairment charges, Consumer Domestic income from operations increased by $82.6 driven by higher sales volumes of $77.2, the benefit of productivity programs of $75.6, favorable price/mix of $22.9, and a favorable tariff ruling of $31.6, partially offset by higher manufacturing and distribution expenses of $62.5, higher SG&A expenses of $32.6 from growth investments, and higher marketing expenses of $29.0.

Consumer International

2024 compared to 2023

Consumer International net sales in 2024 were $1,071.5, an increase of $95.8 or 9.8% as compared to 2023. The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2024
Product volumes sold	5.7%
Pricing/Product mix	3.3%
Foreign exchange rate fluctuations	(0.2%)
Acquired product lines (1)	1.0%
Net Sales increase	9.8%
(1)
The Graphico acquisition is included in our results since June 3, 2024, the date of acquisition.

Excluding the impact of foreign exchange rates and the Graphico acquisition, the increase in net sales for the year ended December 31, 2024, was driven by OXICLEAN® stain removers, THERABREATH® mouth wash, ULTRAMAX® antiperspirant deodorant, and VITAFUSION® and L’IL CRITTERS® gummy vitamins in GMG, HERO® acne treatment products in Europe, HERO® acne treatment products in Canada, and THERABREATH® mouth wash in Mexico.

Consumer International income from operations was $83.1 in 2024, a decrease of $21.1 compared to 2023 due to the VMS non-cash intangible and PP&E impairment charges of $29.7. Excluding the non-cash impairment charges, Consumer International income from operations increased $8.6 and was driven by favorable price/mix of $36.2, higher sales volumes of $27.1, partially offset by higher marketing expenses of $29.2, higher SG&A expenses of $21.2 from growth investments, unfavorable foreign exchange rates of $3.4 and higher manufacturing and commodity costs of $0.6.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Specialty Products

2024 compared to 2023

SPD net sales were $303.3 for 2024, a decrease of $17.7, or 5.5% compared to 2023. The components of the net sales change are the following:

Net Sales - SPD	December 31, 2024
Product volumes sold	4.0%
Pricing/Product mix	3.1%
Exit of product lines (1)	(12.6%)
Net Sales decrease	(5.5%)

(1) We exited the MEGALAC supplement portion of the Animal Nutrition business in the first quarter of 2024 and sold the Passport food safety business in the second quarter of 2024.

Net sales excluding product line divestitures increased in the year ended December 31, 2024 primarily due to growth in our animal nutrition and specialty chemicals segments.

SPD income from operations was $39.1 in 2024, an increase of $15.6 compared to 2023. The increase in income from operations for 2024 is due to favorable price/mix of $9.1, higher sales volumes of $3.4, lower SG&A costs of $9.1 primarily from product line exits, and lower marketing expenses of $1.4, partially offset by the gross margin impact of product line exits of $7.1, and unfavorable manufacturing costs of $0.4.

Corporate

Corporate includes administrative costs of the production, planning and logistics functions which are reported as Cost of Sales in our Consolidated Statements of Income but are allocated to the operating segments in SG&A expenses to determine segment income from operations. Such amounts were $67.9, $60.4 and $34.3 for 2024, 2023 and 2022, respectively. The increase in 2023 compared to 2022 is primarily due to higher incentive compensation costs.

Also included in corporate are the equity in earnings of affiliates from Armand and ArmaKleen, totaling $9.1, $8.7 and $12.3 for the three years ended December 31, 2024, 2023 and 2022, respectively. In October 2024, the Company sold its 50% interest in ArmaKleen to our joint venture partner.

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

As of December 31, 2024, we had $964.1 in cash and cash equivalents, and approximately $1,494.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

On December 22, 2021, we entered into a $400.0 unsecured term loan facility (as amended on June 16, 2022, the “Term Loan Facility”) with various banks. The loan under the Term Loan Facility (the “Term Loan”) was fully drawn at closing. The Term Loan was due on December 22, 2024. The interest rate was the Secured Overnight Financing Rate (“SOFR”) plus a spread and an applicable margin based on the Company’s credit rating, which can range from 60 basis points to 125 bps. The proceeds of the Term Loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper. In 2023, we repaid $200.0 of the Term Loan with cash on hand and commercial paper borrowings. In the first quarter of 2024, we repaid the remaining $200.0 of the Term Loan with cash on hand.

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

On October 28, 2021, the Board authorized a new share repurchase program, under which we may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration. The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

As a result of our stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2024.

On January 29, 2025, the Board declared a 4% increase in the regular quarterly dividend from $0.28375 to $0.295 per share, equivalent to an annual dividend of $1.18 per share payable to stockholders of record as of February 14, 2025. The increase raises the annual dividend payout from $277.0 to approximately $287.0 on an annualized basis.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $130.0 in 2025 including manufacturing capacity investments for Therabreath and Sterimar and an ERP project. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,156.2	$1,030.6	$885.2
Net cash used in investing activities	$(183.3)	$(234.3)	$(728.6)
Net cash used in financing activities	$(343.4)	$(725.6)	$(120.9)

2024 compared to 2023

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Our net cash provided by operating activities in 2024 increased by $125.6 to $1,156.2 as compared to $1,030.6 in 2023 primarily due to an increase in cash earnings (net income adjusted for non-cash items). We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the years ended December 31, 2024 and 2023:

	As of
	December 31, 2024	December 31, 2023	Change
Days of sales outstanding in accounts receivable ("DSO")	34	29	5
Days of inventory outstanding ("DIO")	67	70	(3)
Days of accounts payable outstanding ("DPO")	73	72	(1)
Cash conversion cycle	28	27	1

Our cash conversion cycle (defined as the sum of DSO plus DIO less DPO) at December 31, 2024, which is calculated using a two period average method, increased one day from the prior year. The change in cash conversion cycle is due to an increase in DSO primarily from a reduction in our accounts receivable factoring program in response to higher interest rates, partially offset with a decrease in DIO mainly from a reduction in inventory related to our discretionary brands and an increase in DPO primarily from agreeing to extended payment terms with some vendors. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2024 was $183.3, primarily reflecting property, plant and equipment additions of $179.8 and $19.9 for the Graphico Acquisition, partially offset by $14.0 of proceeds from the sale of assets (including the ArmaKleen joint venture). Net cash used in investing activities during 2023 was $234.3, primarily reflecting property, plant and equipment additions of $223.5.

Net Cash Used in Financing Activities – Net cash used in financing activities during the twelve months of 2024 was $343.4 reflecting $208.2 of net debt payments and $277.0 of cash dividend payments, partially offset by $142.9 of proceeds from stock option exercises. Net cash used in financing activities during the twelve months of 2023 was $725.6, reflecting $300.1 of treasury stock purchases, $266.5 of cash dividend payments and $270.6 of net debt repayments, partially offset by $111.7 of proceeds from stock option exercises.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

OTHER ITEMS

Market risk

Concentration of Risk

A group of four customers accounted for approximately 43% and 44% of consolidated net sales in 2024 and 2023, respectively. A group of four customers accounted for approximately 42% of consolidated net sales in 2022, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 23% and 24% in 2024, 2023 and 2022, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2024, of $2,204.6, net of debt issuance costs, all of which has a fixed weighted average interest rate of 4.1%. From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rate associated with anticipated issuances of debt.

Other Market Risks

We are also subject to market risks relating to our diesel and other commodity costs, fluctuations in foreign currency exchange rates, and changes in the market price of our Common Stock. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report for a discussion of these market risks and the derivatives used to manage the risks associated with changing diesel fuel and other commodity prices, foreign exchange rates and the price of our Common Stock.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 52 and 54 of this Annual Report on Form 10-K.

/s/ Matthew T. Farrell	/s/ Richard A. Dierker
Matthew T. Farrell	Richard A. Dierker
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025,expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Trade Names and Other Intangibles, Net –Vitamins and Waterpik — Refer to Notes 1 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company owns trade names that are considered to have indefinite lives. These trade names are required to be measured periodically for impairment.

During the third quarter of 2024, the Company continued to experience a decline in market share and deterioration in the financial performance of its Vitamins, Minerals and Supplements (“VMS”) business, which includes the VITAFUSION and L’IL CRITTERS trade name, primarily due to competition from new category entrants, including private label. The continued decline in profitability caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflected lower estimates of future sales growth and cash flow, which resulted in a triggering event. The triggering event required the Company to evaluate its ability to recover the carrying value of the trade name by comparing the carrying value of the trade name to its fair value. The valuation resulted in a full impairment of the $281.3 million VITAFUSION and L’IL CRITTERS trade name as of September 30, 2024.

Additionally, the Company’s global WATERPIK business has continued to experience a decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products and a growing number of water flosser consumers switching to more value-branded products. As a result, the business has experienced declining sales and profits resulting in a reduction in expected future cash flows, eroding a substantial portion of the excess between the fair and carrying value of the trade name. The carrying value of the WATERPIK trade name is $644.7 million and the fair value represented 135% of the carrying value as of October 1, 2024.

Management estimates the fair value of these trade names based on an “excess earnings” discounted cash flow method. The determination of fair value requires management to make significant estimates and assumptions related to future performance, such as revenue growth rates, as well as the selection of appropriate valuation assumptions, such as discount rates. Changes in these assumptions could have a significant impact on the fair value of the trade names, leading to an impairment or a change in an identified impairment.

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
•
We evaluated the reasonableness of management’s forecasted revenue growth by comparing the forecasts to:

- Historical performance.

- Internal communications to management and the Board of Directors.

- Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

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

February 13, 2025

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

February 13, 2025

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net Sales	$6,107.1	$5,867.9	$5,375.6
Cost of sales	3,317.0	3,279.4	3,125.6
Gross Profit	2,790.1	2,588.5	2,250.0
Marketing expenses	698.1	641.3	535.2
Selling, general and administrative expenses	927.8	889.8	706.0
VMS Trade name and other asset impairments	357.1	0.0	0.0
Flawless Trade name and other asset impairments	0.0	0.0	411.0
Income from Operations	807.1	1,057.4	597.8
Equity in earnings of affiliates	9.1	8.7	12.3
Interest income	26.3	13.0	3.8
Interest expense	(95.0)	(110.9)	(89.6)
Other income (expense), net	8.8	(0.8)	(1.0)
Income before Income Taxes	756.3	967.4	523.3
Income taxes	171.0	211.8	109.4
Net Income	$585.3	$755.6	$413.9

Weighted average shares outstanding - Basic	244.4	244.9	242.9
Weighted average shares outstanding - Diluted	246.9	247.6	246.3
Net income per share - Basic	$2.39	$3.09	$1.70
Net income per share - Diluted	$2.37	$3.05	$1.68
Cash dividends per share	$1.13	$1.09	$1.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2024	2023	2022
Net Income	$585.3	$755.6	$413.9
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(15.4)	8.6	(16.2)
Defined benefit plan gain (loss)	(0.2)	2.9	2.3
Income (loss) from derivative agreements	11.9	(9.4)	52.8
Other comprehensive income (loss)	(3.7)	2.1	38.9
Comprehensive income	$581.6	$757.7	$452.8

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$964.1	$344.5
Accounts receivable, less allowances of $5.1 and $7.3	600.8	526.9
Inventories	613.3	613.3
Other current assets	62.4	45.0
Total Current Assets	2,240.6	1,529.7

Property, Plant and Equipment, Net	931.7	927.7
Equity Investment in Affiliates	11.1	12.0
Trade Names and Other Intangibles, Net	2,888.5	3,302.3
Goodwill	2,433.2	2,431.5
Other Assets	378.0	366.0
Total Assets	$8,883.1	$8,569.2

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$0.0	$3.9
Current portion of long-term debt	0.0	199.9
Accounts payable	705.1	630.6
Accrued expenses and other liabilities	605.5	580.4
Income taxes payable	5.3	7.2
Total Current Liabilities	1,315.9	1,422.0

Long-term Debt	2,204.6	2,202.2
Deferred Income Taxes	669.2	743.1
Deferred and Other Long-term Liabilities	324.6	313.7
Business Acquisition Liabilities	8.0	32.8
Total Liabilities	4,522.3	4,713.8

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 293,709,982 shares issued as of December 31, 2024 and 2023	293.7	293.7
Additional paid-in capital	563.1	454.8
Retained earnings	6,319.7	6,012.3
Accumulated other comprehensive loss	(30.9)	(27.2)
Common stock in treasury, at cost: 47,830,141 shares as of December 31, 2024 and 50,557,219 shares as of December 31, 2023	(2,784.8)	(2,878.2)
Total Stockholders' Equity	4,360.8	3,855.4
Total Liabilities and Stockholders’ Equity	$8,883.1	$8,569.2

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flow From Operating Activities
Net Income	$585.3	$755.6	$413.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	83.2	72.8	67.0
Amortization expense	155.9	152.4	152.0
Deferred income taxes	(82.0)	(13.8)	(117.7)
VMS Trade name and other asset impairments	357.1	0.0	0.0
Flawless Trade name and other asset impairments	0.0	0.0	411.0
Equity in net earnings of affiliates	(9.1)	(8.7)	(12.3)
Distributions from unconsolidated affiliates	8.9	9.5	8.7
Non-cash compensation expense	59.2	63.6	32.3
Asset impairment charge and other asset write-offs	12.1	8.9	2.4
Other	(6.2)	(0.4)	(3.2)
Change in assets and liabilities:
Accounts receivable	(81.5)	(97.4)	(5.3)
Inventories	2.0	38.5	(92.8)
Other current assets	(0.5)	10.4	2.5
Accounts payable	98.6	(58.1)	6.9
Accrued expenses	(1.1)	113.3	33.0
Income taxes payable	(7.1)	(1.8)	14.4
Other operating assets and liabilities, net	(18.6)	(14.2)	(27.6)
Net Cash Provided By Operating Activities	1,156.2	1,030.6	885.2
Cash Flow From Investing Activities
Additions to property, plant and equipment	(179.8)	(223.5)	(178.8)
Acquisitions	(19.9)	0.0	(546.8)
Proceeds from Sale of Passport	6.6	0.0	0.0
Other	9.8	(10.8)	(3.0)
Net Cash Used In Investing Activities	(183.3)	(234.3)	(728.6)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	0.0	998.8
Long-term debt (repayments)	(204.6)	(200.0)	(700.0)
Short-term debt (repayments), net of borrowings	(3.6)	(70.6)	(178.9)
Proceeds from stock options exercised	142.9	111.7	26.2
Payment of cash dividends	(277.0)	(266.5)	(255.0)
Purchase of treasury stock	0.0	(300.1)	0.0
Deferred financing and other	(1.1)	(0.1)	(12.0)
Net Cash Used In Financing Activities	(343.4)	(725.6)	(120.9)
Effect of exchange rate changes on cash and cash equivalents	(9.9)	3.5	(6.0)
Net Change In Cash and Cash Equivalents	619.6	74.2	29.7
Cash and Cash Equivalents at Beginning of Period	344.5	270.3	240.6
Cash and Cash Equivalents at End of Period	$964.1	$344.5	$270.3

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash paid during the year for:
Interest (net of amounts capitalized)	$94.4	$111.9	$86.0
Income taxes	$259.6	$228.2	$213.1
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$10.6	$30.7	$13.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2024, 2023 and 2022

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2021	292.8	(50.3)	$292.8	$310.3	$5,366.0	$(68.2)	$(2,667.7)	$3,233.2
Net income	0.0	0.0	0.0	0.0	413.9	0.0	0.0	413.9
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	38.9	0.0	38.9
Cash dividends	0.0	0.0	0.0	0.0	(255.0)	0.0	0.0	(255.0)
Stock purchases	0.0	(0.2)	0.0	20.0	0.0	0.0	(20.0)	0.0
Stock based compensation expense and stock option plan transactions	0.9	0.7	0.9	35.9	(0.3)	0.0	22.4	58.9
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	755.6	0.0	0.0	755.6
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1
Cash dividends	0.0	0.0	0.0	0.0	(266.5)	0.0	0.0	(266.5)
Stock purchases	0.0	(3.3)	0.0	0.0	0.0	0.0	(300.1)	(300.1)
Stock based compensation expense and stock option plan transactions	0.0	2.5	0.0	88.6	(1.4)	0.0	87.2	174.4
December 31, 2023	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	585.3	0.0	0.0	585.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(3.7)	0.0	(3.7)
Cash dividends	0.0	0.0	0.0	0.0	(277.0)	0.0	0.0	(277.0)
Stock based compensation expense and stock option plan transactions	0.0	2.8	0.0	108.3	(0.9)	0.0	93.4	200.8
December 31, 2024	293.7	(47.8)	$293.7	$563.1	$6,319.7	$(30.9)	$(2,784.8)	$4,360.8

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) and include the accounts of the Company and its majority‑owned subsidiaries. Material subsequent events are evaluated and disclosed through the report issuance date. For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method. In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture and its 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture under the equity method. The Company's 50% interest in ArmaKleen was sold to our joint venture partner in October of 2024. Armand and ArmaKleen are specialty chemical businesses. The Company’s equity in earnings of Armand and ArmaKleen are included in the Corporate segment, as described in Note 16.

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

a.
Nature of Goods and Services

The Company primarily ships finished goods to its customers and operates in three segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The segments are based on differences in the nature of products and management organizational structures. The Consumer Domestic and Consumer International segments market a variety of personal care, household and over-the-counter products, including but not limited to baking soda, cat litter, laundry detergent, condoms, stain removers, hair removal, gummy dietary supplements, dry shampoo, oral care, cold remedy, acne treatment, water flossers and showerheads. The SPD segment focuses on sales to businesses and participates in three product areas: Animal Nutrition, Specialty Chemicals and Commercial & Professional. The Company’s products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015. Transactions under this agreement are accounted for as sales of accounts receivable and are removed from the Consolidated Balance Sheet at the time of the sales transaction. The level of customers associated with the Company’s factoring program and the sales performance by those customers has driven the amount factored each year. The total amount factored in each year was $105.9, $144.2, and $211.2 during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Selling, general and administrative (“SG&A”) expenses include, among others, costs related to functions such as sales, corporate management, research and development, marketing administration, information technology, finance and legal. Such costs include salary compensation related costs (such as benefits, incentive compensation and profit sharing), stock based award costs, depreciation, travel and entertainment related expenses, professional and other consulting fees and amortization of intangible assets.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $45.2 at December 31, 2024, and $52.5 at December 31, 2023.

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

Research and Development

The Company incurred research and development expenses in the amount of $139.7, $122.4 and $110.0 in 2024, 2023 and 2022, respectively. These expenses are included in SG&A expenses and are expensed as incurred.

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

	2024	2023	2022
Weighted average common shares outstanding - basic	244.4	244.9	242.9
Dilutive effect of stock options	2.5	2.7	3.4
Weighted average common shares outstanding - diluted	246.9	247.6	246.3
Antidilutive stock options outstanding	1.1	2.6	3.0

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

	For the Year Ended December 31,
	2024	2023	2022
Cost of sales	$3.9	$3.4	$2.5
Selling, general and administrative expenses	56.2	61.5	30.1
Total	$60.1	$64.9	$32.6

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the standard which resulted in additional disclosures. Refer to Note 17.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$793.3	$793.3	$217.7	$217.7
Financial Liabilities:
Short-term borrowings	Level 2	0.0	0.0	3.9	3.9
Term loan due December 22, 2024	Level 2	0.0	0.0	200.0	200.0
3.15% Senior notes due August 1, 2027	Level 2	424.9	411.1	424.8	406.9
2.3% Senior notes due December 15, 2031	Level 2	399.4	338.9	399.3	338.6
5.6% Senior notes due November 15, 2032	Level 2	499.2	515.3	499.2	535.6
3.95% Senior notes due August 1, 2047	Level 2	397.8	307.7	397.7	333.7
5.0% Senior notes due June 15, 2052	Level 2	499.9	451.9	499.8	498.1

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the twelve months ended December 31, 2024.

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

Other: The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued and Other Liabilities approximated estimated fair values as of December 31, 2024 and 2023.

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

During 2024 and 2023, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

instruments and the effect of derivative instruments on the Company’s consolidated Statements of Income and on other comprehensive income.

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. The carriers charge the Company a basic rate per mile for diesel fuel. The Company has entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers. The agreements covered approximately 42.0% of the Company’s 2024 diesel fuel requirements. These diesel fuel hedge agreements qualified for hedge accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S Dollar/Chinese Yuan, U.S. Dollar/Australian Dollar and U.S. Dollar/Japanese Yen.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, Chinese Yuan, Japanese Yen, and Australian Dollar. The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2024 totaled $317.0 in U.S. Dollars, of which $317.0 qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Interest Rate Lock Agreements

From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rates associated with anticipated issuances of debt. The interest rate lock agreements outstanding at December 31, 2021 were settled in the second quarter of 2022 for a loss of $4.2. The Company entered into additional interest rate lock agreements in the third quarter of 2022 which were settled in the fourth quarter of 2022 for a gain of $21.9. These agreements were used to hedge the interest rate risk associated with the first ten years of semi-annual interest payments associated with the Senior Notes due in 2052 and 2032, respectively, and will each be amortized over a ten-year period to interest expense. There were no interest rate lock agreements outstanding as of December 31, 2024 or 2023. The net gain on the settlement of these interest rate lock agreements was included in Accumulated Other Comprehensive Income ("AOCI").

Commodity Hedges

The Company is subject to exposure due to changes in prices of commodities used in production. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into commodity forward swap contracts. These hedges are designated as cash flow hedges for accounting purposes and, therefore, changes in the fair value of the contracts are recorded in AOCI and reclassified to earnings when the hedged transaction affected earnings. The fair value of these commodity hedge agreements is reflected in the Consolidated Balance Sheet within Other Current Assets, Accounts Payable, and Accrued and Other Liabilities.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign exchange contracts	$317.0	$228.9
Diesel fuel contracts	0.8 gallons	2.3 gallons
Commodities contracts	0.0 pounds	59.0 pounds
Derivatives not designated as hedging instruments
Equity derivatives	$24.6	$23.2

Excluding the interest rate lock agreements disclosed above, the fair values and amount of gain (loss) recognized in income and other comprehensive income associated with the derivative instruments disclosed above did not have a material impact on the Company’s consolidated financial statements for the periods ended December 31, 2024, 2023, and 2022.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

4.
Inventories

Inventories consist of the following:

	December 31,	December 31,
	2024	2023
Raw materials and supplies	$140.4	$137.5
Work in process	45.4	40.2
Finished goods	427.5	435.6
Total	$613.3	$613.3

5.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	December 31,	December 31,
	2024	2023
Land	$29.2	$28.3
Buildings and improvements	348.2	317.8
Machinery and equipment	1,000.4	895.1
Software	129.6	122.6
Office equipment and other assets	129.3	105.2
Construction in progress(1)	215.1	348.4
Gross PP&E	1,851.8	1,817.4
Less accumulated depreciation	920.1	889.7
Net PP&E	$931.7	$927.7

(1)In connection with the Vitamins, Minerals and Supplements ("VMS") impairment review completed in the third quarter of 2024, the Company recorded an impairment charge of $60.0 in SG&A of Construction in progress assets. The charge was recorded in the Consumer Domestic segment. Refer to Note 7 for additional details.

	For the Year Ended December 31,
	2024	2023	2022
Depreciation expense on PP&E	$83.2	$72.8	$67.0

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of amortizable intangible assets:

	December 31, 2024					December 31, 2023
	Gross				Amortization	Gross
	Carrying	Accumulated			Period	Carrying	Accumulated
	Amount	Amortization	Impairments(1)	Net	(Years)	Amount	Amortization	Impairments	Net
Amortizable intangible assets:
Trade names	$1,383.4	$(479.6)	$0.0	$903.8	3-20	$1,385.5	$(403.5)	$0.0	$982.0
Customer Relationships	644.9	(402.1)	(15.8)	227.0	15-20	644.9	(373.3)	(3.5)	268.1
Patents/Formulas	205.5	(127.2)	0.0	78.3	4-20	208.3	(116.1)	(1.9)	90.3
Total	$2,233.8	$(1,008.9)	$(15.8)	$1,209.1		$2,238.7	$(892.9)	$(5.4)	$1,340.4

(1) The $15.8 impairment charge relates to the VMS customer relationship intangible asset.

Intangible amortization expense amounted to $121.5 for 2024, $124.3 for 2023 and $122.4 for 2022, respectively. The Company estimates that intangible amortization expense will be approximately $116.0 in 2025 and approximately $97.0 declining to $84.0 annually over the next five years.

In the fourth quarter of 2022, the Company determined that a review of our ability to recover the carrying values of the global FINISHING TOUCH FLAWLESS intangible assets was necessary based on the discontinuance of certain products at a major retailer. The FINISHING TOUCH FLAWLESS assets consist of the definite-lived trade name, customer relationships and technology assets recorded at acquisition. The Company evaluated our ability to recover the intangible assets by comparing the carrying amount to the future undiscounted cash flows and determined that the cash flows would not be sufficient to recover the carrying value of the assets. After determining the estimated fair value of the assets, which included a reduction in cash flows due to the loss of distribution mentioned above along with an expected continued decline in discretionary consumption and higher interest rates, a non-cash impairment charge of $411.0 was recorded in the fourth quarter of 2022. The impairment charge is included in SG&A with $349.3 recorded in the Consumer Domestic segment and $61.7 recorded in the Consumer International segment. The impairment charge was applied as a full impairment of the customer relationship and technology assets and a partial impairment of the trade name. The remaining net book value of the trade name as of December 31, 2024 is $15.4 and will be amortized over a remaining useful life of one year. The estimated fair value of the intangible assets was determined using the income approach with Level 3 inputs. The Level 3 inputs include the discount rate of 8.5% applied to management’s estimates of future cash flows based on projections of revenue, gross margin, marketing expense and tax rates considering the loss of product distribution and the reduction in customer demand that FINISHING TOUCH FLAWLESS had been experiencing through December 31, 2022.

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	December 31,	December 31,
	2024	2023
Gross Carrying Value Trade Names	$1,960.7	$1,961.9
VMS impairment	281.3	0.0
Net Carrying Value Trade Names	$1,679.4	$1,961.9

The Company’s indefinite-lived intangible impairment review is completed in the fourth quarter of each year.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Fair value of indefinite-lived trade names was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The key assumptions used in determining fair value are sales growth, profitability margins, tax rates, discount rates and royalty rates. The Company determined that the fair value of all indefinite-lived trade names for each of the years in the three-year period ended December 31, 2024 exceeded their respective carrying values based upon the forecasted cash flows and profitability, with the exception of the Vitamins, Minerals and Supplements ("VMS") business described below.

During the third quarter of 2024, the Company continued to experience a decline in market share and a deterioration in the financial performance of its VMS business, which includes the VITAFUSION and L'IL CRITTERS trade name, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows which resulted in a triggering event in the third quarter. The triggering event required the Company to review the carrying value of assets supporting the business. The assets supporting the VMS business include the VITAFUSION and L'IL CRITTERS indefinite-lived trade name, a definite-lived customer relationship intangible asset and PP&E specific to the VMS business.

The Company used an excess earnings discounted cash flow model to determine the fair value of the trade name. The assumptions used in the model require significant judgement in determining the expected future cash flows. The key assumptions utilized in the Company's impairment analysis included, but were not limited, net sales growth rates between -15.2% and 2.1%, EBITA margins in the low single digits, and a discount rate of 8.25%. Estimates are based on market conditions and management’s current expectation of the success of growth and profitability initiatives. The valuation resulted in a full impairment of the $281.3 trade name. The remaining carry value of the trade name at December 31, 2024 is $0.0.

The Company also evaluated its ability to recover the carrying value of long-lived assets supporting the VMS business by comparing the carrying amount of those assets to the future undiscounted cash flows over the estimated life of the identified primary asset. The result of this evaluation was that the cash flows would not be sufficient to recover the carrying value of the assets requiring the Company to compare the carrying value of those assets to their fair value. The Company used an excess earnings discounted cash flow model to determine the estimated fair value of the long-lived assets. The key assumptions utilized in the Company's impairment analysis were the same as those used to estimate the fair value of the trade name. The valuation resulted in a fair value of the long-lived assets that is below their carry value requiring a pre-tax impairment charge of $75.8. The impairment charge was allocated $60.0 to the PP&E of the VMS business and $15.8 to the remaining customer relationship intangible asset. The remaining carrying values of the PP&E and the customer relationship intangible asset specific to the VMS business at December 31, 2024 are $140.7 and $0.0, respectively.

A summary of the VMS intangible and fixed asset impairment charges are as follows:

December 31,
2024
Trade Name	$281.3
Customer Relationship Intangible Asset	15.8
PP&E	60.0
Total VMS impairment charges	$357.1

The Company’s global WATERPIK business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK trade name. The carrying value of the WATERPIK trade name was $644.7 and fair value represented 135% of the carrying value as of October 1, 2024 (the date of the Company's last annual impairment test). The fair value represented 109% of the carrying value as of October 1, 2023. The increase in fair value is mainly attributable to a favorable tariff ruling on certain Waterpik products imported from China. The key assumptions used in the projections from the Company’s October 1, 2024 impairment analysis include a discount rate of 8.1%, revenue growth rates between 2% and 7% and EBITA margins between 25% and 29%. These assumptions were based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives. While management has implemented strategies to address the risk, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair value.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2022	$2,056.4	$234.4	$136.0	$2,426.8
Hero Acquisition adjustments	4.7	0.0	0.0	4.7
Balance at December 31, 2023	$2,061.1	$234.4	$136.0	$2,431.5
Graphico acquired goodwill	0.0	2.8	0.0	2.8
Passport divestiture	0.0	0.0	(1.1)	(1.1)
Balance at December 31, 2024	$2,061.1	$237.2	$134.9	$2,433.2

The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2024, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

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

A summary of the Company’s lease information is as follows:

		December 31,	December 31,
	Classification	2024	2023
Assets
Right of use assets	Other Assets	$182.3	$186.0

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$32.4	$24.7
Long-term lease liabilities	Deferred and Other Long-term Liabilities	168.5	174.9
Total lease liabilities		$200.9	$199.6

Other information
Weighted-average remaining lease term (years)		7.4	8.1
Weighted-average discount rate		4.6%	4.5%

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Statement of Income
Lease cost(1)	$40.2	$31.7	$31.0

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2024	December 31, 2023
Other information
Leased assets obtained in exchange for new lease liabilities(2)	$28.0	$47.2
Cash paid for amounts included in the measurement of lease liabilities	$35.3	$30.9
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The noncash component of lease expense for the twelve months ended December 31, 2024, 2023 and 2022 was $30.9, $24.3 and $24.0, respectively, is included in the amortization caption in the consolidated statement of cash flows.
(2)
Leased assets obtained in exchange for new lease liabilities in 2024 consisted of $16.8 of real estate lease additions and $11.2 of equipment lease additions, net of modifications. These additions included expanded space at one of the Company's leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.4 recorded in the first quarter of 2024. Leased assets obtained in exchange for new lease liabilities in 2023 consisted of $40.9 of real estate lease additions and $6.3 of equipment lease additions, net of modifications. These additions included $36.9 for an agreement between the Company and a third-party warehouse provider for warehouse space.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2025	$40.9
2026	32.6
2027	29.5
2028	26.0
2029	25.6
2030 and thereafter	84.7
Total future minimum lease commitments	239.3
Less: Imputed interest	(38.4)
Present value of lease liabilities	$200.9

9.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	December 31,	December 31,
	2024	2023
Accounts payable	$705.1	$630.6
Accrued marketing and promotion costs	259.6	276.7
Accrued wages and related benefit costs	151.4	152.3
Other accrued current liabilities	194.5	151.4
Total	$1,310.6	$1,211.0

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

The obligations outstanding related to the SCF program amount to $98.5 and $82.0 as of December 31, 2024 and 2023, respectively, and were recorded within Accounts Payable in the consolidated balance sheets. Payments included in operating activities within the Company's Consolidated Statements of Cash Flows amounted to $388.7 and $387.1 in the years ended December 31, 2024 and 2023, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

10.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following:

	December 31,	December 31,
	2024	2023
Short-term borrowings
Various debt due to international banks	$0.0	$3.9
Total short-term borrowings	$0.0	$3.9

Long-term debt
Term loan due December 22, 2024	$0.0	$200.0
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.1)	(0.2)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.6)	(0.7)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.8)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.2)	(2.3)
5.0% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.2)
Debt issuance costs, net	(16.6)	(18.7)
Total long-term debt	2,204.6	2,402.1
Less: Current maturities	0.0	(199.9)
Net long-term debt	$2,204.6	$2,202.2

Commercial Paper

Under the Company’s commercial paper program, the Company may issue commercial paper notes up to an aggregate principal amount outstanding at any given time of $1,500.0. The maturities of the notes will vary but may not exceed 397 days. The interest rates on the notes will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance. Subject to market conditions, the Company intends to utilize the commercial paper program as its primary short-term borrowing facility. If, for any reason, the Company is unable to access the commercial paper market, the Company's Revolving Credit Facility would be utilized to meet the Company’s short-term liquidity needs. The Company did not have any commercial paper outstanding as of December 31, 2024 or 2023. As of December 31, 2024, the Company had approximately $1,494.0 available through the Revolving Credit Facility and commercial paper program.

December 22, 2024 Term Loan

On December 22, 2021, the Company entered into a $400.0 unsecured term loan facility (as amended on June 16, 2022, the “Term Loan Facility”) with various banks. The loan under the Term Loan Facility (the "Term Loan") was fully drawn at closing. The Term Loan was due on December 22, 2024, but was prepaid in full by the end of the first quarter of 2024. The interest rate was the Secured Overnight Financing Rate (“SOFR”) plus a spread and an applicable margin based on the Company’s credit rating, which can range from 60 basis points to 125 bps. The proceeds of the Loan were used to partially fund the TheraBreath Acquisition, with the remaining proceeds used for the repayment of commercial paper. In 2023, the Company repaid $200.0 of the Term Loan with cash on hand and commercial paper borrowings. In the first quarter of 2024, the Company repaid the remaining $200.0 of the Term Loan with cash on hand.

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

11.
Income Taxes

The components of income before taxes are as follows:

	2024	2023	2022
Domestic	$666.5	$872.4	$447.1
Foreign	89.8	95.0	76.2
Total	$756.3	$967.4	$523.3

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2024	2023	2022
Current:
U.S. federal	$180.9	$159.1	$162.0
State	45.2	40.9	44.8
Foreign	26.9	25.6	20.3
	253.0	225.6	227.1
Deferred:
U.S. federal	(64.5)	(11.3)	(78.8)
State	(15.7)	(2.8)	(38.3)
Foreign	(1.8)	0.3	(0.6)
	(82.0)	(13.8)	(117.7)
Total provision	$171.0	$211.8	$109.4

Deferred tax assets (liabilities) consist of the following at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Accounts receivable	$7.4	$10.1
Deferred compensation	51.7	50.7
Pension, postretirement and postemployment benefits	2.9	4.8
Inventory reserve	8.6	9.0
Sec 174 R&D Capitalization	59.4	41.9
Tax credit carryforwards/other tax attributes	5.1	2.6
International operating loss carryforwards	8.4	9.0
Other	8.8	9.9
Total gross deferred tax assets	152.3	138.0
Valuation allowances	(14.3)	(9.8)
Total deferred tax assets	138.0	128.2
Deferred tax liabilities:
Goodwill	(298.7)	(285.7)
Trade names and other intangibles	(415.0)	(496.3)
Property, plant and equipment	(85.2)	(81.1)
Interest rate swaps	(3.7)	(4.1)
Total deferred tax liabilities	(802.6)	(867.2)
Net deferred tax liability	$(664.6)	$(739.0)
Long term net deferred tax asset	4.6	4.1
Long term net deferred tax liability	(669.2)	(743.1)
Net deferred tax liability	$(664.6)	$(739.0)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2024	2023	2022
Statutory rate	21%	21%	21%
Tax that would result from use of the federal statutory rate	$158.8	$203.1	$109.9
State and local income tax, net of federal effect	23.3	30.1	5.2
Varying tax rates of foreign affiliates	6.9	6.8	2.9
Valuation Allowances	2.1	0.0	(4.1)
Stock Options Exercised	(23.0)	(21.8)	(5.2)
Reserve for Uncertain Tax Position	0.3	(0.3)	(0.9)
Other	2.6	(6.1)	1.6
Recorded tax expense	$171.0	$211.8	$109.4
Effective tax rate	22.6%	21.9%	20.9%

At December 31, 2024 and 2023, respectively, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $8.3 and $9.0, which are not subject to expiration. The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $8.3 and $9.0 at December 31, 2024 and 2023, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized. In recognition of this risk, the Company maintains a valuation allowance of $0.7 and $0.8 at December 31, 2024 and 2023, respectively, on these deferred tax assets.

The Company has foreign tax credit carryforwards of approximately $5.2 and $2.1 as of December 31, 2024 and 2023, respectively. The Company believes that it is more likely than not that the benefit from the foreign tax credit carryforwards as of December 31, 2024 will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $5.2 and $0.0 at December 31, 2024 and 2023, respectively, on the deferred tax asset relating to these foreign tax credit carryforwards. The Company does not have any undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Unrecognized tax benefits at January 1	$5.1	$5.8	$4.7
Gross increases - tax positions in current period	0.9	0.0	2.4
Gross increases - tax positions in prior period	0.0	0.0	0.0
Gross decreases - tax positions in prior period	0.0	0.0	(0.1)
Decreases due to settlements and payments	0.0	0.0	0.0
Lapse of statute of limitations	(0.6)	(0.7)	(1.2)
Unrecognized tax benefits at December 31	$5.4	$5.1	$5.8

Included in the balance of unrecognized tax benefits at December 31, 2024, 2023 and 2022 are $4.5, $4.2 and $4.8, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2024, 2023 and 2022 are $0.9, $0.9 and $1.0, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. The Company’s U.S. federal income tax returns are closed for tax years through 2020. The Company is currently under audit by several state taxing authorities for the years 2017 through 2022. It is reasonably possible that a decrease of approximately $0.3 in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2024, 2023, and 2022, the Company recognized interest expense

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

associated with uncertain tax positions of approximately $0.4, $0.3 and $0.1, respectively. As of December 31, 2024, 2023, and 2022, the Company had accrued interest expense related to unrecognized tax benefits of $1.3, $0.9 and $0.7, respectively.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. The law did not have any material impacts on the Company's consolidated financial position, results of operations or cash flows during the year ended December 31, 2024.

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

Stock option transactions for the year ended December 31, 2024 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2023	10.2	$68.77
Granted	1.1	100.47
Exercised	(2.7)	53.51
Cancelled	(0.2)	86.72
Outstanding as of December 31, 2024	8.4	$77.10	6.0	$232.9
Exercisable as of December 31, 2024	5.0	$68.95	4.6	$180.6

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2024:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2024	Contractual Life	Price	12/31/2024	Price
$40.01 - $50.00	0.5	1.3	$46.72	0.5	$46.72
$50.01 - $60.00	1.2	3.2	$51.31	1.2	$51.31
$60.01 - $70.00	0.0	0.0	$0.0	0.0	$0.0
$70.01 - $80.00	2.2	5.0	$75.31	2.2	$75.31
$80.01 - $90.00	3.4	7.3	$84.32	1.1	$84.59
$90.01 - $100.00	0.1	7.2	$94.28	0.0	$0.0
$100.01 - $110.00	1.0	9.1	$100.50	0.0	$0.0
	8.4	6.0	$77.10	5.0	$68.95

The table above represents the Company’s estimate of stock options fully vested and expected to vest. Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2024	2023	2022
Intrinsic Value of Stock Options Exercised	$134.0	$125.5	$32.1
Stock Compensation Expense Related to Stock Option Awards	$28.7	$26.3	$25.7
Issued Stock Options	1.1	1.0	1.6
Weighted Average Fair Value of Stock Options issued (per share)	$29.90	$24.06	$21.50
Fair Value of Stock Options Issued	$31.5	$24.9	$33.6

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2024	2023	2022
Risk-free interest rate	4.2%	4.0%	2.9%
Expected life in years	7.2	7.3	7.1
Expected volatility	22.3%	22.4%	21.7%
Dividend yield	1.1%	1.3%	1.2%

The fair value of stock options is based upon the Black Scholes option pricing model. The Company determined the stock options’ lives based on historical exercise behavior and their expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate is based on the yield of an applicable term Treasury instrument.

As of December 31, 2024, there was a fair value of $18.3 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years. The Company’s Consolidated Statements of Cash Flow reflect an add back related to stock option awards of $28.7, $26.3 and $25.7 in 2024, 2023 and 2022, respectively, for non-cash compensation expense.

Restricted Stock Units

The Company granted employees 121,050 RSUs with a total fair value of $12.4 at a weighted average grant date fair value of $102.40 per RSU during the year ended December 31, 2024. The Company granted employees 120,080 RSUs with a total fair value of $10.4 at a weighted average grant date fair value of $86.20 per RSU during the year ended December 31, 2023. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 6), 854,882 shares of restricted stock were issued to certain individuals in October 2022 with a total fair value of $61.5. This restricted stock is recognized as compensation expense ratably over the vesting period if those individuals continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

from the date of the acquisition. 427,438 shares have vested as of December 31, 2024. The restricted stock expense associated with the Hero Acquisition for the twelve months ended December 31, 2024, 2023 and 2022 was $20.3, $29.2 and $6.0, respectively, and is included in the Non-cash compensation expense caption in the consolidated statement of cash flows.

In January 2021, the Company issued cash-settled stock units under the Omnibus Equity Plan to all employees at the level of vice president and below. These restricted stock units are scheduled to vest and be settled on the third anniversary of the date of grant, subject to continued employment through such date.

As a result of the issued cash-settled stock units, the Company recorded stock compensation expense of $0.9, $1.3 and $0.3 in 2024, 2023 and 2022, respectively. The liability was approximately $4.4 and $3.5 as of December 31, 2024 and 2023, respectively.

Performance Stock Units

In the first quarter of 2024 and 2023, the Company granted PSUs to members of the Executive Leadership Team, including the CEO, with an aggregate award of 19,960 and 19,650 PSUs, respectively. The PSUs were valued at a weighted average grant date fair value per PSU equal to $122.24 in 2024 and $110.95 in 2023 using a Monte Carlo model. The performance target is based on the Company's total shareholder return ("TSR") relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

Discounted Employee Stock Purchase Plan

The Company’s discounted Employee Stock Purchase Plan (“ESPP”) was adopted in February 2023 by the Company’s Board of Directors and became effective in April 2023 upon approval by the Company’s stockholders. There are 750,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price equals 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025.

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

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock. At December 31, 2024 and 2023, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $135.8 and $118.2, respectively and the funded balances recorded in Other Assets amounted to $127.2 and $112.9, respectively. The amounts charged to earnings, including the effect of the hedges, totaled expense of $2.0, $3.7 and $1.2 in 2024, 2023 and 2022, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock. Members of the Board are fully vested in their account balance. As of December 31, 2024, there were approximately 88,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

13.
Share Repurchases

On October 28, 2021, the Board authorized a new share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration. The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

In November 2023, the Company executed an agreement to purchase 3.3 million shares for $300.1, inclusive of fees, of which $229.3 was purchased under the evergreen share repurchase program and $70.8 was purchased under the 2021 Share Repurchase Program.

As a result of the Company’s stock repurchases, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2024.

14.
Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2021	$(30.2)	$(0.6)	$(37.4)	$(68.2)
Other comprehensive income before reclassifications	(16.2)	3.1	72.6	59.5
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(2.5)	(2.5)
Tax benefit (expense)	0.0	(0.8)	(17.3)	(18.1)
Other comprehensive income (loss)	(16.2)	2.3	52.8	38.9
Balance December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	8.6	3.9	(4.9)	7.6
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(7.3)	(7.3)
Tax benefit (expense)	0.0	(1.0)	2.8	1.8
Other comprehensive income (loss)	8.6	2.9	(9.4)	2.1
Balance December 31, 2023	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	(15.4)	(0.2)	20.8	5.2
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(4.0)	(4.0)
Tax benefit (expense)	0.0	0.0	(4.9)	(4.9)
Other comprehensive income (loss)	(15.4)	(0.2)	11.9	(3.7)
Balance December 31, 2024	$(53.2)	$4.4	$17.9	$(30.9)
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

b. As of December 31, 2024, the Company had commitments of approximately $425.3. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of December 31, 2024, the Company had various guarantees and letters of credit totaling $7.6.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the "Zicam Acquisition"), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable five years from the closing.

In connection with the December 24, 2021 TheraBreath Acquisition, the Company deferred payment of a $14.0 portion of the purchase price related to certain indemnity obligations provided by the seller. The deferred amount is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024, an additional $2.0 paid in January 2025, and the remaining $10.0, to the extent not used or withheld in satisfaction of such indemnity obligations, to be paid in the first quarter and fourth quarter of 2025.

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

16.
Related Party Transactions

The following summarizes the balances and transactions between the Company and each of Armand and ArmaKleen, in which the Company held a 50% ownership interest.

	Armand			ArmaKleen(2)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Purchases by Company	$13.7	$14.9	$13.7	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$0.9	$1.4	$0.9
Outstanding Accounts Receivable	$0.9	$1.6	$0.9	$0.0	$1.4	$1.1
Outstanding Accounts Payable	$1.0	$0.8	$1.0	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.3	$2.3	$2.2	$1.6	$2.1	$2.0

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

(1)
Billed by Company and recorded as a reduction of SG&A expenses.
(2)
In October 2024, the Company sold its 50% interest in ArmaKleen to our joint venture partner.

17.
Segments

Segment Information

The Company operates three reportable segments: Consumer Domestic, Consumer International and Specialty Products Division. These segments are determined based on differences in the nature of products and organizational and ownership structures. The Company also has a Corporate segment.

Segment revenues are derived from the sale of the following products:

Segment	Products / Other
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty Products
Corporate	Equity in earnings of affiliates

As of December 31, 2024, the Company holds a 50% ownership interest in Armand. The Company's 50% interest in ArmaKleen was sold to our joint venture partner in October of 2024. The transaction is not material to the Company’s results of operations or cash flows. The Company’s equity in earnings of Armand and ArmaKleen, totaling $9.1, $8.7, and $12.3 for the three years ending December 31, 2024, 2023 and 2022, respectively, are included in the Corporate segment.

Our reportable segments comprise the structure used by our Chief Executive Officer, who has been determined to be the Chief Operating Decision Maker ("CODM") to make key operating decisions and assess performance. The CODM considers Operating Income for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. Asset information and capital expenditures are not regularly provided to the CODM.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The following tables present financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2024:

	Year Ended December 31, 2024
	Consumer Domestic	Consumer International	SPD	Corporate(1)	Total Consolidated
Net Sales	$4,732.3	$1,071.5	$303.3	-	$6,107.1
Cost of sales	2,450.1	605.5	193.5	67.9	3,317.0
Gross Profit	2,282.2	466.0	109.8	(67.9)	2,790.1
Marketing expenses	538.5	156.9	2.7	-	698.1
Research and Development(2)	123.7	12.7	3.3	-	139.7
Selling, general and administrative expenses	607.7	183.6	64.7	(67.9)	788.1
VMS Trade name and other asset impairments	327.4	29.7	-	-	357.1
Income from Operations	684.9	83.1	39.1	-	807.1

	Year Ended December 31, 2023
	Consumer Domestic	Consumer International	SPD	Corporate(1)	Total Consolidated
Net Sales	$4,571.2	$975.7	$321.0	$-	$5,867.9
Cost of sales	2,434.0	568.7	216.3	60.4	3,279.4
Gross Profit	2,137.2	407.0	104.7	(60.4)	2,588.5
Marketing expenses	509.5	127.7	4.1	-	641.3
Research and Development(2)	107.1	11.1	4.2	-	122.4
Selling, general and administrative expenses	590.9	164.0	72.9	(60.4)	767.4
Income from Operations	929.7	104.2	23.5	-	1,057.4

	Year Ended December 31, 2022
	Consumer Domestic	Consumer International	SPD	Corporate(1)	Total Consolidated
Net Sales	$4,131.0	$896.1	$348.5	-	$5,375.6
Cost of sales	2,336.9	523.7	230.7	34.3	3,125.6
Gross Profit	1,794.1	372.4	117.8	(34.3)	2,250.0
Marketing expenses	412.9	117.7	4.6	-	535.2
Research and Development(2)	96.2	10.0	3.8	-	110.0
Selling, general and administrative expenses	436.6	136.8	56.9	(34.3)	596.0
Flawless Trade name and other asset impairments	349.3	61.7	-	-	411.0
Income from Operations	499.1	46.2	52.5	-	597.8

(1)
Corporate reflects the administrative costs of the production planning and logistics functions which are elements of Cost of Sales in the Company’s Consolidated Statements of Income but are allocated to the operating segments in Selling, General and Administrative expenses to determine operating segment income before income taxes. The increase in 2023 compared to 2022 is primarily due to higher incentive compensation costs.
(2)
All costs for Research & Development administration, global compliance, technology support, packaging and sustainability are reported in the Consumer Domestic segment.

Other segment expenses for each of the three years in the period ended December 31, 2024 include the following:

	Consumer Domestic	Consumer International	SPD	Corporate	Total Consolidated
Depreciation & Amortization
2024	$198.7	$29.1	$10.2	$1.1	$239.1
2023	182.7	27.7	13.6	1.2	225.2
2022	172.1	30.1	13.8	3.0	219.0

Other than the differences noted in the footnote above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Product line revenues from external customers for each of the three years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Household Products	$2,584.3	$2,484.1	$2,272.0
Personal Care Products	2,148.0	2,087.1	1,859.0
Total Consumer Domestic	4,732.3	4,571.2	4,131.0
Total Consumer International	1,071.5	975.7	896.1
Total SPD	303.3	321.0	348.5
Total Consolidated Net Sales	$6,107.1	$5,867.9	$5,375.6

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 82%, 83% and 83% of the net sales reported in the accompanying consolidated financial statements in 2024, 2023 and 2022, respectively, were to customers in the U.S. Approximately 96%, 96% and 97% of long-lived assets were located in the U.S. at December 31, 2024, 2023 and 2022, respectively. Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of four customers accounted for approximately 43% and 44% of consolidated net sales in 2024 and 2023, respectively. A group of four customers accounted for approximately 42% of consolidated net sales in 2022, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 23% and 24% in 2024, 2023 and 2022, respectively.

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

ITEM 9B. OTHER INFORMATION

(c) During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Information about the Company’s Executive Officers,” “Corporate Governance and Other Board Matters – Code of Conduct,” “Corporate Governance and Other Board Matters– Board of Directors Meetings and Committees – Audit Committee,” and "Corporate Governance and Other Board Matters – Insider Trading Policies and Procedures" in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2024 Summary Compensation Table,” “2024 Grants of Plan Based Awards,” “2024 Outstanding Equity Awards at Fiscal Year-End,” “2024 Option Exercises and Stock Vested,” “2024 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation & Human Capital Committee Report” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2024” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, dated January 10, 2024 incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

		(10.28)	Form of Non-Qualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 3, 2022.

		(10.29)	Form of Non-Qualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 2, 2024.

		(10.30)	Form of Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 6, 2023.

		(10.31)	Form of Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 2, 2024.

		(10.32)	Form of Performance Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 6, 2023.

		(10.33)	Form of Performance Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 2, 2024.

		(10.34)	Form of Non-Qualified Stock Option Grant Agreement, for Directors, incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

		(10.35)	Form of Restricted Stock Unit Grant Agreement, for Directors, incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

		(10.36)	Church & Dwight Co., Inc. Third Amended and Restated Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 6, 2018.

	*	(10.37)

Church & Dwight Co., Inc. Fourth Amended and Restated Annual Incentive Plan, dated October 31, 2023, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2023.

•	*	(10.38)	Church & Dwight Co., Inc Employee Stock Purchase Plan, as approved by the Company’s stockholders on April 27, 2023, and amended and restated as of November 22, 2024.

		(10.39)

Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.40)

Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

		(10.41)

Amended and Restated Change in Control and Severance Agreement, entered into by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 2, 2016.

		(10.42)

Form of Amended and Restated Change in Control and Severance Agreement entered into by and between the Company and each of the senior executive officers (other than Matthew T. Farrell), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 2, 2016.

		(10.43)

Lease Agreement (Build to Suit), dated July 20, 2011, between Church & Dwight Co., Inc. and CD 95 L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

•		(10.44)	Offer Letter, dated October 11, 2024, between Church & Dwight Co., Inc. and Carlos Ruiz Rabago.

•		(19)	Policy on Trading in Church & Dwight Co., Inc. Securities by Directors, Officers and Other Employees

•		(21)	List of the Company’s subsidiaries.

•		(23)	Consent of Independent Registered Public Accounting Firm.

•		(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•		(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•		(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

		(97.1)	Policy Relating to Recovery of Erroneously Awarded Compensation incorporated by reference to Exhibit 97.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2023.

		(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

		(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________

•
Indicates documents filed or furnished herewith.

* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2025.

CHURCH & DWIGHT CO., INC.

By:	/s/ Matthew T. Farrell
MATTHEW T. FARRELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew T. Farrell	Chairman, President and Chief Executive Officer, Director	February 13, 2025
Matthew T. Farrell

/s/ Bradlen S. Cashaw	Director	February 13, 2025
Bradlen S. Cashaw

/s/ Bradley C. Irwin	Director	February 13, 2025
Bradley C. Irwin

/s/ Penry W. Price	Director	February 13, 2025
Penry W. Price

/s/ Susan G. Saideman	Director	February 13, 2025
Susan G. Saideman

/s/ Ravichandra K. Saligram	Director	February 13, 2025
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 13, 2025
Robert K. Shearer

/s/ Michael R. Smith	Director	February 13, 2025
Michael R. Smith

/s/ Janet S. Vergis	Director	February 13, 2025
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 13, 2025
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 13, 2025
Laurie J. Yoler
/s/ Richard A. Dierker	Executive Vice President	February 13, 2025
Richard A. Dierker	and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph J. Longo	Vice President and Controller	February 13, 2025
Joseph J. Longo	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2024

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts	Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Exchange	Balance
Allowance for Doubtful Accounts
2024	$7.3	$0.1	$0.0	$(2.2)	$(0.1)	$5.1
2023	3.5	4.0	0.0	(0.2)	0.0	7.3
2022	5.5	0.4	0.0	(2.4)	0.0	3.5
Allowance for Cash Discounts
2024	$8.9	$120.1	$0.0	$(119.7)	$(0.1)	$9.2
2023	6.6	115.1	0.0	(112.7)	(0.1)	8.9
2022	5.9	106.0	0.0	(105.2)	(0.1)	6.6
Sales Returns and Allowances
2024	$35.0	$107.4	$0.0	$(116.4)	$(0.1)	$25.9
2023	34.8	128.9	0.0	(128.7)	0.0	35.0
2022	32.4	128.5	0.0	(126.0)	(0.1)	34.8
Inventory Reserves
2024	$52.5	$26.1	$0.0	$(32.6)	$(0.8)	$45.2
2023	46.0	40.5	0.0	(34.5)	0.5	52.5
2022	36.2	48.1	0.0	(37.7)	(0.6)	46.0