Form 10-Q
period 2025-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2025-05-01
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2025, there were 246,277,335 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

5.	Other Information	30

6.	Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net Sales	$1,467.1	$1,503.3
Cost of sales	807.5	816.3
Gross Profit	659.6	687.0
Marketing expenses	136.6	152.0
Selling, general and administrative expenses	227.7	230.0
Income from Operations	295.3	305.0
Equity in earnings of affiliates	1.6	1.1
Interest income	9.3	3.4
Interest expense	(23.3)	(25.0)
Other income (expense), net	(0.8)	(0.4)
Income before Income Taxes	282.1	284.1
Income taxes	62.0	56.4
Net Income	$220.1	$227.7

Weighted average shares outstanding - Basic	245.8	243.4
Weighted average shares outstanding - Diluted	248.0	246.1
Net income per share - Basic	$0.90	$0.94
Net income per share - Diluted	$0.89	$0.93
Cash dividends per share	$0.29	$0.28

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net Income	$220.1	$227.7
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	6.3	(3.5)
Defined benefit plan adjustments gain (loss)	0.4	(0.2)
Income (loss) from derivative agreements	(1.9)	1.6
Other comprehensive income (loss)	4.8	(2.1)
Comprehensive income	$224.9	$225.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$1,074.5	$964.1
Accounts receivable, less allowances of $5.3 and $5.1	597.5	600.8
Inventories	631.9	613.3
Other current assets	54.9	62.4
Total Current Assets	2,358.8	2,240.6

Property, Plant and Equipment, Net	928.9	931.7
Equity Investment in Affiliates	10.9	11.1
Trade Names and Other Intangibles, Net	2,860.0	2,888.5
Goodwill	2,433.2	2,433.2
Other Assets	364.1	378.0
Total Assets	$8,955.9	$8,883.1

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$701.2	$705.1
Accrued expenses and other liabilities	460.0	605.5
Income taxes payable	46.8	5.3
Total Current Liabilities	1,208.0	1,315.9

Long-term Debt	2,205.2	2,204.6
Deferred Income Taxes	664.9	669.2
Deferred and Other Long-term Liabilities	326.8	332.6
Total Liabilities	4,404.9	4,522.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of March 31, 2025 and December 31, 2024	293.7	293.7
Additional paid-in capital	590.3	563.1
Retained earnings	6,467.2	6,319.7
Accumulated other comprehensive loss	(26.1)	(30.9)
Common stock in treasury, at cost: 47,481,238 shares as of March 31, 2025 and 47,830,141 shares as of December 31, 2024	(2,774.1)	(2,784.8)
Total Stockholders' Equity	4,551.0	4,360.8
Total Liabilities and Stockholders' Equity	$8,955.9	$8,883.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flow From Operating Activities
Net Income	$220.1	$227.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22.6	18.4
Amortization expense	38.3	39.2
Deferred income taxes	(3.5)	(1.2)
Equity in net earnings of affiliates	(1.6)	(1.1)
Distributions from unconsolidated affiliates	1.8	0.8
Non-cash compensation expense	20.7	28.9
Asset impairment charge and other asset write-offs	1.4	0.0
Other	0.1	2.7
Subtotal	299.9	315.4
Accounts receivable	6.6	(20.0)
Inventories	(16.0)	16.1
Other current assets	(7.0)	(5.2)
Accounts payable	(7.8)	31.4
Accrued expenses	(141.5)	(118.7)
Income taxes payable	55.1	46.6
Other operating assets and liabilities, net	(3.6)	(2.6)
Change in Working Capital	(114.2)	(52.4)
Net Cash Provided By Operating Activities	185.7	263.0
Cash Flow From Investing Activities
Additions to property, plant and equipment	(16.5)	(46.3)
Other	(0.2)	(0.5)
Net Cash Used In Investing Activities	(16.7)	(46.8)
Cash Flow From Financing Activities
Long-term debt (repayments)	0.0	(200.0)
Proceeds from issuance of common stock related to employee equity plans	19.3	59.9
Payment of cash dividends	(72.4)	(69.0)
Payment of business acquisition liability	(5.9)	0.0
Other	(2.0)	0.0
Net Cash Used In Financing Activities	(61.0)	(209.1)
Effect of exchange rate changes on cash and cash equivalents	2.4	(1.9)
Net Change In Cash and Cash Equivalents	110.4	5.2
Cash and Cash Equivalents at Beginning of Period	964.1	344.5
Cash and Cash Equivalents at End of Period	$1,074.5	$349.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash paid during the period for:
Interest (net of amounts capitalized)	$14.9	$17.0
Income taxes	$10.3	$11.2
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$13.1	$17.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2023	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	227.7	0.0	0.0	227.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Cash dividends	0.0	0.0	0.0	0.0	(69.0)	0.0	0.0	(69.0)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	43.5	(0.2)	0.0	45.4	88.7
March 31, 2024	293.7	(49.2)	$293.7	$498.3	$6,170.8	$(29.3)	$(2,832.8)	$4,100.7

December 31, 2024	293.7	(47.8)	$293.7	$563.1	$6,319.7	$(30.9)	$(2,784.8)	$4,360.8
Net income	0.0	0.0	0.0	0.0	220.1	0.0	0.0	220.1
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	4.8	0.0	4.8
Cash dividends	0.0	0.0	0.0	0.0	(72.4)	0.0	0.0	(72.4)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.2	(0.2)	0.0	10.7	37.7
March 31, 2025	293.7	(47.5)	$293.7	$590.3	$6,467.2	$(26.1)	$(2,774.1)	$4,551.0

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”).

The Company incurred research and development expenses in the first quarter of 2025 and 2024 of $32.8 and $30.1, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and was applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the standard which resulted in additional disclosures. Refer to Note 18.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.
Inventories

Inventories consist of the following:

	March 31,	December 31,
	2025	2024
Raw materials and supplies	$140.7	$140.4
Work in process	43.0	45.4
Finished goods	448.2	427.5
Total	$631.9	$613.3

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2025	2024
Land	$29.3	$29.2
Buildings and improvements	350.6	348.2
Machinery and equipment	1,006.4	1,000.4
Software	130.4	129.6
Office equipment and other assets	137.7	129.3
Construction in progress(1)	214.8	215.1
Gross PP&E	1,869.2	1,851.8
Less accumulated depreciation	940.3	920.1
Net PP&E	$928.9	$931.7

(1) In connection with the Vitamins, Minerals and Supplements ("VMS") impairment review completed in the third quarter of 2024, the Company recorded an impairment charge of $60.0 in SG&A of Construction in progress assets. The charge was recorded in the Consumer Domestic segment. Refer to Note 11 for additional details.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Depreciation expense on PP&E	$22.6	$18.4

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Weighted average common shares outstanding - basic	245.8	243.4
Dilutive effect of stock options and other unvested stock-based awards	2.2	2.7
Weighted average common shares outstanding - diluted	248.0	246.1
Antidilutive stock options outstanding	2.1	1.1

6.
Stock Based Compensation Plans

The Company's Long-Term Incentive Program (“LTIP”) provides employees with an award of stock options and initial grants of restricted stock units (“RSUs”), and grants of performance share units ("PSUs") to members of the Company's Executive Leadership Team ("ELT"). Awards are granted in the first quarter of each year. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period. For employees and directors that meet retirement eligibility requirements, the expense related to share-based compensation is recognized on the date of grant as there is no future service period required for the awards to vest.

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding at December 31, 2024	8.4	$77.10
Granted	1.0	111.84
Exercised	(0.3)	57.50
Outstanding at March 31, 2025	9.1	$81.42	6.3	$261.9
Exercisable at March 31, 2025	4.8	$69.74	4.4	$192.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Intrinsic Value of Stock Options Exercised	$16.3	$68.8
Stock Compensation Expense Related to Stock Option Awards	$13.1	$16.5
Issued Stock Options	1.0	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$33.43	$29.81
Fair Value of Stock Options Issued	$32.3	$30.1

	Three Months Ended
	March 31,	March 31,
	2025	2024
Risk-free interest rate	4.2%	4.2%
Expected life in years	7.0	7.2
Expected volatility	22.6%	22.3%
Dividend yield	1.1%	1.1%

Restricted Stock Units

The Company granted employees 95,160 RSUs with a total fair value of $10.5 at a weighted average grant date fair value of $110.86 per RSU during the first quarter of 2025 and granted employees 76,090 RSUs with a total fair value of $7.6 at a weighted average grant date fair value of $100.28 per RSU during the first quarter of 2024. The annual RSU grants vest one-third on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 10), 854,882 shares of restricted stock were issued to certain individuals in October 2022 with a total fair value of $61.5. This restricted stock is recognized as compensation expense ratably over the vesting period if those individuals continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition, including 427,438 shares which vested as of December 31, 2024, 213,719 shares which vested in April of 2025 and the final 213,725 shares vesting in October of 2025. The restricted stock expense associated with the Hero Acquisition for the three months ended March 31, 2025 and 2024 was $2.8 and $7.3, respectively, and is included in the non-cash compensation expense caption in the consolidated statement of cash flows.

Performance Stock Units

In the first quarter of each of 2025 and 2024, the Company granted PSUs to members of the Executive Leadership Team including the CEO, with an aggregate award of 18,140 and 19,960 PSUs, respectively. The PSUs were valued at a weighted average grant date fair value equal to $136.76 in 2025 and $122.24 in 2024 using a Monte Carlo model. The performance target is based on the Company's total shareholder return ("TSR") relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

Discounted Employee Stock Purchase Plan

The Company’s discounted Employee Stock Purchase Plan (“ESPP”) was adopted in February 2023 by the Company’s Board of Directors and became effective in April 2023 upon approval by the Company’s stockholders. There are 750,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price under the ESPP is 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025.

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

As of March 31, 2025, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$885.9	$885.9	$793.3	$793.3
Financial Liabilities:
3.15% Senior notes due August 1, 2027	Level 2	424.9	414.4	424.9	411.1
2.3% Senior notes due December 15, 2031	Level 2	399.4	343.4	399.4	338.9
5.6% Senior notes due November 15, 2032	Level 2	499.3	522.4	499.2	515.3
3.95% Senior notes due August 1, 2047	Level 2	397.8	312.3	397.8	307.7
5.0% Senior notes due June 15, 2052	Level 2	499.9	454.8	499.9	451.9

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2025.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, and Accounts Payable and Accrued and Other liabilities approximated estimated fair values as of March 31, 2025 and December 31, 2024.

9.
Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Company's Common Stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes. Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2024.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts	$391.0	$317.0
Diesel fuel contracts	3.6 gallons	0.8 gallons
Commodities contracts	1.8 pounds	0.0 pounds
Derivatives not designated as hedging instruments
Foreign exchange contracts	$0.3	$0.0
Equity derivatives	$23.5	$24.6

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three months ended March 31, 2025.

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	March 31, 2025				December 31, 2024
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated
	Amount	Amortization	Net	(Years)	Amount	Amortization	Impairments(1)	Net
Amortizable intangible assets:
Trade Names	$1,383.9	$(499.4)	$884.5	3-20	$1,383.4	$(479.6)	$0.0	$903.8
Customer Relationships	566.1	(345.7)	220.4	15-20	644.9	(402.1)	(15.8)	227.0
Patents/Formulas	205.6	(130.2)	75.4	4-20	205.5	(127.2)	0.0	78.3
Total	$2,155.6	$(975.3)	$1,180.3		$2,233.8	$(1,008.9)	$(15.8)	$1,209.1

(1) The $15.8 impairment charge relates to the VMS customer relationship intangible asset, which had a gross value of $79.2 and accumulated amortization of $63.4 prior to full impairment.

Intangible amortization expense was $29.3 and $30.8 for the first quarter of 2025 and 2024, respectively. The Company estimates that intangible amortization expense will be approximately $116.0 in 2025 and approximately $97.0 declining to $84.0 annually over the next five years.

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite lived intangible assets:

	March 31,	December 31,
	2025	2024
Gross Carrying Value Trade Names	$1,679.7	$1,960.7
VMS impairment	0.0	281.3
Net Carrying Value Trade Names	$1,679.7	$1,679.4

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

During the third quarter of 2024, the Company continued to experience a decline in market share and a deterioration in the financial performance of its VMS business, which includes the VITAFUSION® and L'IL CRITTERS® trade name, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflects lower estimates of future sales growth and cash flows which resulted in a triggering event in the third quarter. The triggering event required the Company to review the carrying value of assets supporting the business. The assets supporting the VMS business include the VITAFUSION® and L'IL CRITTERS® indefinite-lived trade name, a definite-lived customer relationship intangible asset and PP&E specific to the VMS business.

The Company used an excess earnings discounted cash flow model to determine the fair value of the trade name. The assumptions used in the model require significant judgment in determining the expected future cash flows. The key assumptions utilized in the Company's impairment analysis included, but were not limited to, net sales growth rates between -15.2% and 2.1%, EBITA margins in the low single digits, and a discount rate of 8.25%. Estimates are based on market conditions and management’s current expectation of the success of growth and profitability initiatives. The valuation resulted in a full impairment of the $281.3 trade name. Accordingly, the remaining carry value of the trade name at December 31, 2024 is $0.0.

The Company also evaluated its ability to recover the carrying value of long-lived assets supporting the VMS business by comparing the carrying amount of those assets to the future undiscounted cash flows over the estimated life of the identified primary asset. The result of this evaluation was that the cash flows would not be sufficient to recover the carrying value of the assets requiring the Company to compare the carrying value of those assets to their fair value. The Company used an excess earnings discounted cash flow model to determine the estimated fair value of the long-lived assets. The key assumptions utilized in the Company's impairment analysis were the same as those used to estimate the fair value of the trade name. The valuation resulted in a fair value of the long-lived assets that is below their carry value requiring a pre-tax impairment charge of $75.8. The impairment charge was allocated $60.0 to the PP&E of the VMS business and $15.8 to the remaining customer relationship intangible asset. The remaining carrying values of the PP&E and the customer relationship intangible asset specific to the VMS business at March 31, 2025 are $144.6 and $0.0, respectively.

A summary of the VMS intangible and fixed asset impairment charges recorded in the third quarter of 2024 are as follows:

December 31,
2024
Trade Name	$281.3
Customer Relationship Intangible Asset	15.8
PP&E	60.0
Total VMS impairment charges	$357.1

The Company’s global WATERPIK® business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. As a result, the WATERPIK® business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK® trade name. The carrying value of the WATERPIK® trade name was $644.7 and fair value represented 135% of the carrying value as of October 1, 2024 (the date of the Company's last annual impairment test). The key assumptions used in the projections from the Company’s October 1, 2024 impairment analysis include a discount rate of 8.1%, revenue growth rates between 2% and 7% and EBITA margins between 25% and 29%. These assumptions were based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives. While management has implemented strategies to address the risk, significant changes in operating plans, adverse changes in the global macro-economic environment or in global government policy decisions (including tariffs) could reduce the underlying cash flows used to estimate fair value which may result in an impairment.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2024	$2,061.1	$237.2	$134.9	$2,433.2
Balance at March 31, 2025	$2,061.1	$237.2	$134.9	$2,433.2

The Company tests goodwill for each reporting unit which are also the Company's reportable segments. The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2024, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

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

A summary of the Company’s lease information is as follows:

		March 31,	December 31,
	Classification	2025	2024
Assets
Right of use assets	Other Assets	$180.8	$182.3

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$31.5	$32.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	167.9	168.5
Total lease liabilities		$199.4	$200.9

Other information
Weighted-average remaining lease term (years)		7.3	7.4
Weighted-average discount rate		4.7%	4.6%

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Statement of Income
Lease cost(1)	$10.5	$9.9

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$6.5	$16.7
Cash paid for amounts included in the measurement of lease liabilities	$10.5	$7.8
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first three months of 2025 and 2024 was $8.1 and $7.5, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In January 2024, the Company expanded space at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.4 recorded in the first quarter of 2024.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2025	$31.5
2026	33.9
2027	30.7
2028	27.0
2029	26.7
2030 and thereafter	87.9
Total future minimum lease commitments	237.7
Less: Imputed interest	(38.3)
Present value of lease liabilities	$199.4

13.
Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Trade accounts payable	$701.2	$705.1
Accrued marketing and promotion costs	209.6	259.6
Accrued wages and related benefit costs	57.8	151.4
Other accrued current liabilities	192.6	194.5
Total	$1,161.2	$1,310.6

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

As of March 31, 2025 and December 31, 2024, the obligations outstanding related to the SCF program amounted to $102.4 and $98.5, respectively, and were recorded within Accounts Payable in the Condensed Consolidated Balance Sheets. Payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows amounted to $106.5 and $99.9 as of March 31, 2025 and 2024 respectively.

14.
Long-Term Debt

Long-term debt consist of the following:

	March 31,	December 31,
	2025	2024
Long-term debt
3.15% Senior notes due August 1, 2027	425.0	425.0
Less: Discount	(0.1)	(0.1)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.6)	(0.6)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.7)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.2)	(2.2)
5.0% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(16.1)	(16.6)
Total long-term debt	$2,205.2	$2,204.6

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at December 31, 2023	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	(3.5)	(0.2)	3.0	(0.7)
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(0.7)	(0.7)
Tax benefit (expense)	0.0	0.0	(0.7)	(0.7)
Other comprehensive income (loss)	(3.5)	(0.2)	1.6	(2.1)
Balance at March 31, 2024	$(41.3)	$4.4	$7.6	$(29.3)

Balance at December 31, 2024	$(53.2)	$4.4	$17.9	$(30.9)
Other comprehensive income (loss) before reclassifications	6.3	0.5	(0.3)	6.5
Amounts reclassified to consolidated statement of income (a)	0.0	0.0	(2.3)	(2.3)
Tax benefit (expense)	0.0	(0.1)	0.7	0.6
Other comprehensive income (loss)	6.3	0.4	(1.9)	4.8
Balance at March 31, 2025	$(46.9)	$4.8	$16.0	$(26.1)

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

b. As of March 31, 2025, the Company had commitments of approximately $403.9. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2025, the Company had various guarantees and letters of credit totaling $7.6.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the “Zicam Acquisition”), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller, of which $2.8 was paid in April of 2025. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable in the fourth quarter of 2025.

In connection with the December 24, 2021 acquisition of the THERABREATH® brand (the "TheraBreath Acquisition"), the Company deferred payment of a $14.0 portion of the purchase price related to certain indemnity obligations provided by the seller. The deferred amount is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024, an additional $5.9 paid in the first quarter of 2025, and the remaining $6.1, to the extent not used or withheld in satisfaction of such indemnity obligations, to be paid in the fourth quarter of 2025.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), in each of which the Company held a 50% ownership interest:

	Armand		ArmaKleen(2)
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Purchases by Company	$3.1	$3.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$0.3
Outstanding Accounts Receivable	$0.6	$0.4	$0.0	$0.8
Outstanding Accounts Payable	$1.0	$1.1	$0.0	$0.0
Administration & Management Oversight Services (1)	$0.6	$0.6	$0.0	$0.5

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

Segment revenues are derived from the sale of the following products:

Segment	Products/Other
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty Products

The Company also has equity in earnings of affiliates which is not reflected in a reportable segment. As of March 31, 2025, the Company held 50% ownership interest in Armand. The Company's 50% interest in ArmaKleen was sold to our joint venture partner in

October of 2024. The Company’s equity in earnings of Armand and ArmaKleen, totaled $1.6 and $1.1 for the three months ended March 31, 2025 and 2024, respectively.

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

The following tables present financial information relating to the Company’s segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,129.8	$261.9	$75.4	-	$1,467.1
Cost of sales	597.4	147.3	46.4	16.4	807.5
Gross Profit	532.4	114.6	29.0	(16.4)	659.6
Marketing expenses	107.7	28.0	0.9	-	136.6
Research and Development(2)	29.2	3.0	0.6	-	32.8
Selling, general and administrative expenses	150.7	45.9	14.7	(16.4)	194.9
Income from Operations	244.8	37.7	12.8	-	295.3

	Three Months Ended March 31, 2024
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,165.2	$255.0	$83.1	$-	$1,503.3
Cost of sales	602.3	144.1	53.3	16.6	816.3
Gross Profit	562.9	110.9	29.8	(16.6)	687.0
Marketing expenses	122.0	29.4	0.6	-	152.0
Research and Development(2)	26.4	2.9	0.8	-	30.1
Selling, general and administrative expenses	157.0	42.7	16.8	(16.6)	199.9
Income from Operations	257.5	35.9	11.6	-	305.0

(1)
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

Other segment expenses for the first quarter of 2025 and the first quarter of 2024 include the following:

	Consumer Domestic	Consumer International	SPD	Total Consolidated
Depreciation & Amortization
First Quarter of 2025	$51.3	$6.7	$2.9	$60.9
First Quarter of 2024	48.4	6.6	2.6	57.6

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Household Products	$614.9	$638.9
Personal Care Products	514.9	526.3
Total Consumer Domestic	1,129.8	1,165.2
Total Consumer International	261.9	255.0
Total SPD	75.4	83.1
Total Consolidated Net Sales	$1,467.1	$1,503.3

Household Products include laundry, deodorizing and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

19.
Subsequent Events

Strategic Business Decisions

The Company announced on May 1, 2025 that it will be taking strategic actions for the Flawless, Spinbrush and Waterpik showerhead businesses, which includes shutting down or selling these businesses. These businesses generate approximately $150.0 of annual Net Sales. The Company expects to record a charge of $60.0 to $80.0 in the second quarter of 2025, as a direct result of these actions, primarily comprised of non-cash charges related to impairments of intangible and fixed assets, as well as inventory reserves.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 13, 2025, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Overview

We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; VITAFUSION® and L’IL CRITTERS® gummy dietary supplements for adults and children, respectively; BATISTE® dry shampoo; WATERPIK® water flossers; THERABREATH® oral care products; HERO® acne treatment products; TROJAN condoms, lubricants and vibrators; FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; and ZICAM cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits.

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

We operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”).

Recent Developments

Global Economic Conditions and Trade Policies

We are experiencing increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty primarily due to rapid changes in U.S. trade policies including recent sweeping tariff increases, as well as retaliatory tariffs by foreign countries. This global uncertainty has also resulted in product purchase cancellations and boycotts by customers and consumers globally. Additionally, U.S. consumers are increasingly worried about persistent inflation and looming tariffs, leading them to cut back on discretionary spending. We believe that retailers are lowering their consumer-packaged goods inventories and making targeted decisions to build inventory of certain products in advance of additional tariffs. We will continue to evaluate these evolving developments and have begun to take action to mitigate their impact on our business, including taking strategic actions for certain business lines (see Strategic Business Decisions), shifting production and relocating manufacturing operations, finding alternative sources of supply, most notably ceasing the import of Waterpik flossers from China into the U.S., potential price increases, adjusting inventories, lobbying and seeking exemptions with respect to tariffs. While the tariff situation remains fluid, we are focused on managing through these challenges. From a gross risk perspective, we are currently projecting a twelve-month run-rate gross tariff exposure of approximately $190.0. We expect that the impact of our strategic business decisions and a series of rapid supply chain actions, such as ceasing the import of Waterpik flossers from China into the U.S., will reduce our tariff exposure by approximately 80%. Over the next 12 months, we believe our remaining tariff exposure can be mitigated through additional supply chain efforts and surgical pricing.

Strategic Business Decisions

On May 1, 2025, we announced that we will be taking strategic actions for the Flawless, Spinbrush and Waterpik showerhead businesses, which includes shutting down or selling these businesses. These businesses generate approximately $150.0 of annual Net Sales. We expect to record a charge of $60.0 to $80.0 in the second quarter of 2025 as a direct result of these actions, primarily comprised of non-cash charges related to impairments of intangible and fixed assets, as well as inventory reserves.

Other

For additional discussion, please refer to Item 1A, "Risk Factors", and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2025	Prior Year	March 31, 2024
Net Sales	$1,467.1	-2.4%	$1,503.3
Gross Profit	$659.6	-4.0%	$687.0
Gross Margin	45.0%	-70 basis points	45.7%
Marketing Expenses	$136.6	-10.1%	$152.0
Percent of Net Sales	9.3%	-80 basis points	10.1%
Selling, General & Administrative Expenses	$227.7	-1.0%	$230.0
Percent of Net Sales	15.5%	+20 basis points	15.3%
Income from Operations	$295.3	-3.2%	$305.0
Operating Margin	20.2%	-10 basis points	20.3%
Net income per share - Diluted	$0.89	-4.3%	$0.93

Net Sales

Net sales for the quarter ended March 31, 2025 were $1,467.1, a decrease of $36.2 or 2.4% as compared to the same period in 2024. The components of the net sales decrease are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2025
Product volumes sold(1)	(1.4%)
Pricing/Product mix(2)	0.2%
Foreign exchange rate fluctuations	(0.7%)
Exit of product lines (net of acquisition)(3)	(0.5%)
Net Sales decrease	(2.4)%

(1) The volume change reflects decreased product unit sales in the Consumer Domestic segment, partially offset by increased product unit sales in the Consumer International and SPD segments.

(2) Price/mix was favorable in the Consumer Domestic and SPD segments, partially offset by the Consumer International segment.

(3) In the first quarter of 2024, we exited the MEGALAC supplement portion of the SPD Animal Nutrition business. In the second quarter of 2024 we acquired substantially all of Graphico and sold the Passport food safety business.

Gross Profit / Gross Margin

Our gross profit was $659.6 for the three months ended March 31, 2025, a $27.4 decrease as compared to the same period in 2024. Gross margin decreased 70 basis points (“bps”) in the first quarter of 2025 compared to the same period in 2024, due to higher manufacturing costs including labor and commodities of 230 bps, unfavorable foreign exchange of 20 bps, partially offset by the impact of productivity programs of 160 bps, benefits from the Graphico Acquisition of 10 bps and favorable price/mix/volume of 10 bps.

Operating Expenses

Marketing expenses for the three months ended March 31, 2025 were $136.6, a decrease of $15.4 or 10.1% as compared to the same period in 2024. Marketing expenses as a percentage of net sales in the first quarter of 2025 decreased by 80 bps to 9.3% as compared to 10.1% in the same period in 2024 due to 100 bps on lower expense primarily due to marketing program timing.

SG&A expenses were $227.7 in the first quarter of 2025, a decrease of $2.3 or 1.0% as compared to the same period in 2024. SG&A as a percentage of net sales increased 20 bps to 15.5% in the first quarter of 2025 as compared to 15.3% in the same period in 2024. The increase is due to 40 bps from lower sales partially offset by 20 bps on lower expenses. The lower expenses for the three-month period ended March 31, 2025 compared to 2024 are primarily due to lower expense on Company issued equity awards.

Nonoperating Expenses

Interest income for the three months ended March 31, 2025 increased $5.9 to $9.3, as compared to the same period in 2024, due to higher interest income primarily associated with higher cash balances.

Interest expense for the three months ended March 31, 2025 decreased $1.7 to $23.3, as compared to the same period in 2024, primarily due to lower average outstanding debt.

Other income (expense) was nominal for the three months ended March 31, 2025 and 2024.

Income Taxes

The effective tax rate for the three months ended March 31, 2025 was 22.0%, compared to 19.9% in the same period in 2024. The increase in the tax rate is primarily from a lower tax benefit on reduced stock option exercises in 2025 compared to 2024.

Segment results

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational structure. We also have equity in earnings of affiliates which is not reflected in a reportable segment.

Segment	Products / Other
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty chemical products

Segment net sales and income from operations for the three months ended March 31, 2025 and March 31, 2024 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
First Quarter of 2025	$1,129.8	$261.9	$75.4	$1,467.1
First Quarter of 2024	1,165.2	255.0	83.1	1,503.3

Income from Operations
First Quarter of 2025	$244.8	$37.7	$12.8	$295.3
First Quarter of 2024	257.5	35.9	11.6	305.0

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Household Products	$614.9	$638.9
Personal Care Products	514.9	526.3
Total Consumer Domestic	1,129.8	1,165.2
Total Consumer International	261.9	255.0
Total SPD	75.4	83.1
Total Consolidated Net Sales	$1,467.1	$1,503.3

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2025 were $1,129.8, a decrease of $35.4 or 3.0% as compared to the same period in 2024. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2025
Product volumes sold	(3.1%)
Pricing/Product mix	0.1%
Net Sales decrease	(3.0)%

The decrease in net sales for the three months ended March 31, 2025, includes declines from VITAFUSION® and L’IL CRITTERS® gummy dietary supplements, OXICLEAN® Stain Fighters and ARM & HAMMER® cat litter, partially offset by growth from THERABREATH® mouth wash and ZICAM® cold shortening and relief products.

Consumer Domestic income from operations for the first quarter of 2025 was $244.8, a decrease of $12.7 as compared to the first quarter of 2024. The decrease is due primarily to higher manufacturing and distribution expenses of $25.4, the impact of lower sales volumes of $22.2, and unfavorable price/mix of $3.4, partially offset by the benefit of productivity programs of $20.6, lower marketing expenses of $14.1, and lower SG&A expenses of $3.6.

Consumer International

Consumer International net sales were $261.9 in the first quarter of 2025, an increase of $6.9 or 2.7% as compared to the same period in 2024. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - Consumer International	2025
Product volumes sold	5.9%
Pricing/Product mix	(0.1%)
Foreign exchange rate fluctuations	(4.4%)
Acquired product lines (1)	1.3%
Net Sales increase	2.7%

(1)
The Graphico acquisition is included in our results since June 3, 2024, the date of acquisition.

Excluding the impact of foreign exchange rates, sales growth is driven by ARM & HAMMER® Liquid Detergent, THERABREATH® mouth wash, NAIR® depilatories, and ARM & HAMMER® dental care in Mexico, HERO® acne treatment products, WATERPIK® Flossers and THERABREATH® mouth wash in Canada, HERO® acne treatment products, BATISTE® Dry Shampoo and ANUSOL in Europe, and HERO® acne treatment products in Australia.

Consumer International income from operations was $37.7 in the first quarter of 2025, an increase of $1.8 as compared to the first quarter of 2024. The increase is due primarily to favorable product mix of $7.5, the impact of higher sales volumes of $7.2, and lower marketing expenses of $1.7, partially offset by unfavorable foreign exchange rates of $7.8, higher manufacturing and commodity costs of $3.5, and higher SG&A expenses of $3.2.

Specialty Products (“SPD”)

SPD net sales were $75.4 in the first quarter of 2025, a decrease of $7.7 or 9.3% as compared to the same period in 2024. The components of the net sales change are the following:

Three Months Ended
March 31,
Net Sales - SPD	2025
Product volumes sold	0.3%
Pricing/Product mix	2.9%
Foreign exchange rate fluctuations	1.1%
Exit of product lines (1)	(13.6%)
Net Sales decrease	(9.3%)

(1) We exited the MEGALAC supplement portion of the Animal Nutrition business in the first quarter of 2024 and sold the Passport food safety business in the second quarter of 2024.

Net sales excluding product line divestitures increased in the first quarter of 2025 primarily due to growth in our Performance Products and Commercial & Professional businesses.

SPD income from operations was $12.8 in the first quarter of 2025, an increase of $1.2 as compared to the same period in 2024, due to favorable price/product mix of $2.1 and favorable SG&A expenses of $2.1 mainly from divestitures, partially offset by the impact of lower sales volumes of $1.9 and unfavorable manufacturing costs of $1.1.

Equity in Earnings of Affiliates

Equity in earnings of affiliates represents the results of Armand in the first three months of 2025 and 2024 and ArmaKleen in the first three months of 2024. In October 2024, the Company sold its 50% interest in ArmaKleen to our joint venture partner.

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

As of March 31, 2025, we had $1,074.5 in cash and cash equivalents, and approximately $1,494.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

The current economic environment presents risks that could have adverse consequences for our liquidity. See “Our operating results have been, and could be in the future, adversely affected by natural disasters, public health crises, political crises, or other catastrophic events, or unfavorable worldwide, regional and local economic and financial market conditions” under “Risk Factors” in Item 1A of the Form 10-K. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We do not anticipate that current economic conditions will adversely affect our ability to comply with the financial covenant in the Credit Agreement because we currently are, and anticipate that we will continue to be, in compliance with the maximum leverage ratio requirement under the Credit Agreement.

On October 28, 2021, the Board authorized a share repurchase program, under which we may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration. We continue to maintain our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

We have $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2025.

On January 29, 2025, the Board declared a 4% increase in the regular quarterly dividend from $0.28375 to $0.295 per share, equivalent to an annual dividend of $1.18 per share payable to stockholders of record as of February 14, 2025. The increase raises the annual dividend payout from $277.0 to approximately $287.0 on an annualized basis.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $130.0 in 2025 including manufacturing capacity investments for Therabreath and Sterimar and an enterprise resource planning (ERP) project. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net cash provided by operating activities	$185.7	$263.0
Net cash used in investing activities	$(16.7)	$(46.8)
Net cash used in financing activities	$(61.0)	$(209.1)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the three months ended March 31, 2025 decreased by $77.3 to $185.7 as compared to $263.0 in the same period in 2024 due to an increase in working capital and a decrease in cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to lower accounts payable and accrued expense balances because of the timing and management strategy related to marketing spend plus higher inventory partially offset by higher cash collections. The higher inventory balance is mainly due to lower sales in our consumer domestic business. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended March 31, 2025 and 2024:

	As of
	March 31, 2025	March 31, 2024	Change
Days of sales outstanding in accounts receivable ("DSO")	37	32	5
Days of inventory outstanding ("DIO")	70	67	3
Days of accounts payable outstanding ("DPO")	79	71	(8)
Cash conversion cycle	28	28	-

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a two-period average method, was the same as the prior year. The increase in DSO is primarily due to higher accounts receivable balances as we reduced our accounts receivable factoring program in response to higher interest rates. Higher DIO is generally the result of lower sales in the first quarter of 2025. The increase in DPO is primarily from agreeing to extended payment terms with some vendors. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2025 was $16.7, primarily reflecting $16.5 for property, plant and equipment additions. Net cash used in investing activities during the first three months of 2024 was $46.8, primarily reflecting $46.3 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2025 was $61.0 reflecting $72.4 of cash dividend payments and $5.9 related to the payment of a business acquisition liability, partially offset by $19.3 of proceeds from stock option exercises. Net cash used in financing activities during the first three months of 2024 was $209.1 reflecting $200.0 of net debt payments, $69.0 of cash dividend payments, partially offset by $59.9 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of tariffs; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new regulations and legislation and change in regulatory priorities of the new U.S. presidential administration; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company's products and its suppliers in the United States and other countries where it or its suppliers operate; the impact on the global economy of the Russia/Ukraine war or increased conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war or conflict in the Middle East; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to complete the announced strategic alternatives for certain of our businesses and realize the intended benefits; the risk that the announcement of strategic alternatives could have an adverse effect on the Company; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

During the first quarter of 2025 the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the first quarter of 2025, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As of March 31, 2025, there remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
1/1/2025 to 1/31/2025	-	$-	-	$658,905,959
2/1/2025 to 2/28/2025	-	-	-	$658,905,959
3/1/2025 to 3/31/2025	17,593	111.11	-	$658,905,959
Total	17,593	$111.11	-

ITEM 5. OTHER INFORMATION

(c) During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	Amendment to the Company's Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on May 6, 2024.

	(3.4)	By-laws of the Company, amended and restated as of April 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2023.

	(10.1)

Letter Agreement, dated February 24, 2025, of Church & Dwight Co., Inc. and directed to Lee McChesney, incorporated by reference to Exhibit 10.1 on the Company’s current report on Form 8-K filed on March 14, 2025.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 1, 2025	/s/ Lee B. McChesney
LEE B. MCCHESNEY
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 1, 2025	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)