Form 10-Q
period 2025-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2025-08-01
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of July 30, 2025, there were 243,608,695 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	33

1A.	Risk Factors	33

2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

5.	Other Information	33

6.	Exhibits	34

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net Sales	$1,506.3	$1,511.2	$2,973.4	$3,014.5
Cost of sales	859.3	799.1	1,666.8	1,615.4
Gross Profit	647.0	712.1	1,306.6	1,399.1
Marketing expenses	157.1	152.4	293.7	304.4
Selling, general and administrative expenses	228.2	222.8	455.9	452.8
Income from Operations	261.7	336.9	557.0	641.9
Equity in earnings of affiliates	2.8	3.1	4.4	4.2
Interest income	9.2	3.8	18.5	7.2
Interest expense	(23.5)	(23.2)	(46.8)	(48.2)
Other income (expense), net	0.3	(0.1)	(0.5)	(0.5)
Income before Income Taxes	250.5	320.5	532.6	604.6
Income taxes	59.5	77.0	121.5	133.4
Net Income	$191.0	$243.5	$411.1	$471.2

Weighted average shares outstanding - Basic	244.7	244.3	245.2	243.9
Weighted average shares outstanding - Diluted	246.4	247.0	247.2	246.5
Net income per share - Basic	$0.78	$1.00	$1.68	$1.93
Net income per share - Diluted	$0.78	$0.99	$1.66	$1.91
Cash dividends per share	$0.30	$0.28	$0.59	$0.57

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net Income	$191.0	$243.5	$411.1	$471.2
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	16.9	(2.8)	23.2	(6.3)
Defined benefit plan adjustments gain	0.0	0.0	0.4	(0.2)
Income (loss) from derivative agreements	(9.2)	3.0	(11.1)	4.6
Other comprehensive (loss) income	7.7	0.2	12.5	(1.9)
Comprehensive income	$198.7	$243.7	$423.6	$469.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$923.2	$964.1
Accounts receivable, less allowances of $5.4 and $5.1	611.0	600.8
Inventories	622.4	613.3
Other current assets	73.2	62.4
Total Current Assets	2,229.8	2,240.6

Property, Plant and Equipment, Net	923.5	931.7
Equity Investment in Affiliates	11.3	11.1
Trade Names and Other Intangibles, Net	2,816.2	2,888.5
Goodwill	2,433.2	2,433.2
Other Assets	374.2	378.0
Total Assets	$8,788.2	$8,883.1

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$703.0	$705.1
Accrued expenses and other liabilities	498.2	605.5
Income taxes payable	7.4	5.3
Total Current Liabilities	1,208.6	1,315.9

Long-term Debt	2,205.8	2,204.6
Deferred Income Taxes	653.3	669.2
Deferred and Other Long-term Liabilities	326.8	332.6
Total Liabilities	4,394.5	4,522.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of June 30, 2025 and December 31, 2024	293.7	293.7
Additional paid-in capital	572.5	563.1
Retained earnings	6,585.4	6,319.7
Accumulated other comprehensive loss	(18.4)	(30.9)
Common stock in treasury, at cost: 50,151,459 shares as of June 30, 2025 and 47,830,141 shares as of December 31, 2024	(3,039.5)	(2,784.8)
Total Stockholders' Equity	4,393.7	4,360.8
Total Liabilities and Stockholders' Equity	$8,788.2	$8,883.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flow From Operating Activities
Net Income	$411.1	$471.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	45.1	38.8
Amortization expense	72.4	78.4
Deferred income taxes	(12.8)	(7.4)
Business exit related impairments	51.0	0.0
Equity in net earnings of affiliates	(4.4)	(4.2)
Distributions from unconsolidated affiliates	4.3	3.3
Non-cash compensation expense	30.2	40.2
Other	5.7	5.1
Subtotal	602.6	625.4
Change in assets and liabilities:
Accounts receivable	4.3	(62.2)
Inventories	(2.9)	(8.2)
Other current assets	(0.9)	1.7
Accounts payable	(13.5)	61.0
Accrued expenses	(149.6)	(108.8)
Income taxes payable	(12.9)	0.9
Other operating assets and liabilities, net	(10.6)	(9.9)
Change in Working Capital	(186.1)	(125.5)
Net Cash Provided By Operating Activities	416.5	499.9
Cash Flow From Investing Activities
Additions to property, plant and equipment	(39.0)	(76.6)
Graphico acquisition	0.0	(19.9)
Proceeds from sale of assets	0.0	6.6
Other	(0.6)	(1.6)
Net Cash Used In Investing Activities	(39.6)	(91.5)
Cash Flow From Financing Activities
Long-term debt (repayments)	0.0	(200.2)
Short-term debt (repayments), net of borrowings	0.0	2.5
Proceeds from stock options exercised	26.6	79.5
Payment of cash dividends	(145.0)	(138.2)
Purchase of treasury stock	(300.0)	0.0
Payment of business acquisition liability	(5.9)	0.0
Other	(2.5)	(1.0)
Net Cash Used In Financing Activities	(426.8)	(257.4)
Effect of exchange rate changes on cash and cash equivalents	9.0	(3.8)
Net Change In Cash and Cash Equivalents	(40.9)	147.2
Cash and Cash Equivalents at Beginning of Period	964.1	344.5
Cash and Cash Equivalents at End of Period	$923.2	$491.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash paid during the period for:
Interest (net of amounts capitalized)	$46.6	$48.2
Income taxes	$146.7	$140.0
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$15.0	$12.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2024	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	227.7	0.0	0.0	227.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Cash dividends	0.0	0.0	0.0	0.0	(69.0)	0.0	0.0	(69.0)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	43.5	(0.2)	0.0	45.4	88.7
March 31, 2024	293.7	(49.2)	$293.7	$498.3	$6,170.8	$(29.3)	$(2,832.8)	$4,100.7
Net income	0.0	0.0	0.0	0.0	243.5	0.0	0.0	243.5
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	0.2	0.0	0.2
Cash dividends	0.0	0.0	0.0	0.0	(69.2)	0.0	0.0	(69.2)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	20.4	0.1	0.0	9.8	30.3
June 30, 2024	293.7	(48.9)	$293.7	$518.7	$6,345.2	$(29.1)	$(2,823.0)	$4,305.5

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2025	293.7	(47.8)	$293.7	$563.1	$6,319.7	$(30.9)	$(2,784.8)	$4,360.8
Net income	0.0	0.0	0.0	0.0	220.1	0.0	0.0	220.1
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	4.8	0.0	4.8
Cash dividends	0.0	0.0	0.0	0.0	(72.4)	0.0	0.0	(72.4)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.2	(0.2)	0.0	10.7	37.7
March 31, 2025	293.7	(47.5)	$293.7	$590.3	$6,467.2	$(26.1)	$(2,774.1)	$4,551.0
Net income	0.0	0.0	0.0	0.0	191.0	0.0	0.0	191.0
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	7.7	0.0	7.7
Cash dividends	0.0	0.0	0.0	0.0	(72.6)	0.0	0.0	(72.6)
Stock purchases	0.0	(2.8)	0.0	(30.0)	0.0	0.0	(270.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	12.2	(0.2)	0.0	4.6	16.6
June 30, 2025	293.7	(50.2)	$293.7	$572.5	$6,585.4	$(18.4)	$(3,039.5)	$4,393.7

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

The Company incurred research and development expenses in the second quarter of 2025 and 2024 of $35.8 and $33.0, respectively. The Company incurred research and development expenses in the first six months of 2025 and 2024 of $68.6 and $63.1, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted the standard retrospectively to all prior periods in the financial statements, which resulted in additional disclosures. Refer to Note 18 for additional information.

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

3.
Inventories

Inventories consist of the following:

	June 30,	December 31,
	2025	2024
Raw materials and supplies	$134.8	$140.4
Work in process	40.2	45.4
Finished goods	447.4	427.5
Total	$622.4	$613.3

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2025	2024
Land	$29.4	$29.2
Buildings and improvements	357.6	348.2
Machinery and equipment	999.7	1,000.4
Software	134.6	129.6
Office equipment and other assets	136.6	129.3
Construction in progress(1)	210.0	215.1
Gross PP&E	1,867.9	1,851.8
Less accumulated depreciation	944.4	920.1
Net PP&E	$923.5	$931.7

(1) In connection with the Vitamins, Minerals and Supplements ("VMS") impairment review completed in the third quarter of 2024, the Company recorded an impairment charge of $60.0 in SG&A of Construction in progress assets. The charge was recorded in the Consumer Domestic segment. Refer to Note 11 for additional details.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Depreciation expense on PP&E	$22.5	$20.4	$45.1	$38.8

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	244.7	244.3	245.2	243.9
Dilutive effect of stock options	1.7	2.7	2.0	2.6
Weighted average common shares outstanding - diluted	246.4	247.0	247.2	246.5
Antidilutive stock options outstanding	2.1	1.1	2.1	1.1

6.
Stock Based Compensation Plans

The Company's Long-Term Incentive Program (“LTIP”) provides employees with an award of stock options and grants of restricted stock units (“RSUs”), and grants of performance share units ("PSUs") to members of the Company's Executive Leadership

Team ("ELT"). Awards are granted in the first quarter of each year. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period. For employees and directors that meet retirement eligibility requirements, the expense related to share-based compensation is recognized on the date of grant as there is no future service period required for the awards to vest.

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price (per share)	(in Years)	Value
Outstanding at December 31, 2024	8.4	$77.10
Granted	1.0	110.70
Exercised	(0.4)	57.01
Cancelled	(0.1)	94.46
Outstanding at June 30, 2025	8.9	$81.65	6.1	$148.3
Exercisable at June 30, 2025	6.0	$73.41	4.8	$136.0

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Intrinsic Value of Stock Options Exercised	$4.4	$12.5	$20.7	$81.3
Stock Compensation Expense Related to Stock Option Awards	$4.9	$4.0	$18.0	$20.5
Issued Stock Options	0.0	0.0	1.0	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$33.05	$29.90
Fair Value of Stock Options Issued	$0.0	$0.0	$34.2	$30.8

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Risk-free interest rate	N/A	N/A	4.2%	4.2%
Expected life in years	N/A	N/A	7.0	7.2
Expected volatility	N/A	N/A	22.6%	22.3%
Dividend yield	N/A	N/A	1.1%	1.1%

Restricted Stock Units

The Company granted employees 138,080 RSUs with a total fair value of $14.6 at a weighted average grant date fair value of $105.49 per RSU during the six months ended June 30, 2025 and granted employees 100,050 RSUs with a total fair value of $10.2 at a weighted average grant date fair value of $101.88 per RSU during the six months ended June 30, 2024. The annual RSU grants vest in one-third increments on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

Additionally, in connection with the Hero Acquisition (see Note 10), 854,882 shares of restricted stock were issued to certain individuals in October 2022 with a total fair value of $61.5. This restricted stock is recognized as compensation expense ratably over the vesting period if those individuals continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition, including 641,157 shares which have vested as of June 30, 2025, and the final 213,725 shares vesting in October of 2025. The restricted stock expense associated with the Hero Acquisition for the six months ended June 30, 2025 and 2024 was $4.4 and $12.5, respectively, and is included in the non-cash compensation expense caption in the condensed consolidated statement of cash flows.

Performance Stock Units

In the first quarter of each of 2025 and 2024, respectively, the Company granted PSUs to members of the ELT including the CEO, with an aggregate award of 18,140 and 19,960 PSUs, respectively. The PSUs were valued at a weighted average grant date fair value equal to $136.76 in 2025 and $122.24 in 2024 per PSU using a Monte Carlo model. The performance target is based on the Company’s total shareholder return (“TSR”) relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

Discounted Employee Stock Purchase Plan

The Company’s discounted Employee Stock Purchase Plan (“ESPP”) was adopted in February 2023 by the Company’s Board of Directors and became effective in April 2023 upon approval by the Company’s stockholders. There are 750,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price under the ESPP is 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025. There are 708,643 Common Shares remaining on June 30, 2025 that are reserved for issuance under the ESPP.

7.
Share Repurchases

On October 28, 2021, the Board authorized the Company’s share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program.

As of June 30, 2025, there remains $ 658.9 of share repurchase availability under the 2021 Share Repurchase Program.

The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

In May 2025, the Company entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 2.8 million shares at an average price of $95.97. The 2.8 million shares were purchased under the evergreen share repurchase program. The Company used cash on hand to fund the initial purchase price. The remaining shares to be delivered by the bank will be determined by the average price per share paid by the bank during the purchase period and is expected to end in August of 2025.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$775.8	$775.8	$793.3	$793.3
Financial Liabilities:
3.15% Senior notes due August 1, 2027	Level 2	424.9	416.1	424.9	411.1
2.3% Senior notes due December 15, 2031	Level 2	399.5	347.1	399.4	338.9
5.6% Senior notes due November 15, 2032	Level 2	499.3	524.3	499.2	515.3
3.95% Senior notes due August 1, 2047	Level 2	397.8	309.9	397.8	307.7
5.00% Senior notes due June 15, 2052	Level 2	499.9	445.8	499.9	451.9

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the six months ended June 30, 2025 and 2024.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued and Other Liabilities, approximated estimated fair values as of June 30, 2025 and December 31, 2024.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts	$428.6	$317.0
Diesel fuel contracts	3.6 gallons	0.8 gallons
Commodities contracts	3.0 pounds	0.0 pounds
Net Investment hedge	$25.0	$0.0
Derivatives not designated as hedging instruments
Foreign exchange contracts	$46.1	$0.0
Equity derivatives	$21.6	$24.6

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and six months ended June 30, 2025.

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

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). Refer to Note 19 for further information.

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

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	June 30,	December 31,
	2025	2024
Gross Carrying Value Trade Names	$1,680.7	$1,960.7
VMS impairment	0.0	281.3
Spinbrush impairment	7.9	0.0
Trade Names	$1,672.8	$1,679.4

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

On May 1, 2025, the Company announced it was exiting the Flawless, Spinbrush and Waterpik showerhead businesses which we intend to complete by early 2026. These businesses generated approximately $170 million of Net Sales in 2024. We recorded a pre-tax charge of $51.0 in the second quarter of 2025 as a direct result of these actions, of which $30.4 was recorded in Cost of sales and $20.6 was recorded in SG&A. The charge was primarily recorded in the Consumer Domestic segment and was comprised of non-cash charges related to impairments of intangible and fixed assets, as well as inventory reserves.

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

The Company also evaluated its ability to recover the carrying value of long-lived assets supporting the VMS business (customer relationships and PP&E) by comparing the carrying amount of those assets to the future undiscounted cash flows over the estimated life of the identified primary asset. The result of this evaluation was that the cash flows would not be sufficient to recover the carrying value of the assets requiring the Company to compare the carrying value of those assets to their fair value. The Company used an excess earnings discounted cash flow model to determine the estimated fair value of the long-lived assets. The key assumptions utilized in the Company's impairment analysis were the same as those used to estimate the fair value of the trade name. The valuation resulted in a fair value of the long-lived assets that is below their carry value requiring a pre-tax impairment charge of $75.8. The impairment charge was allocated $60.0 to the PP&E of the VMS business and $15.8 to the remaining customer relationship intangible asset. The remaining carrying values of the PP&E and the customer relationship intangible asset specific to the VMS business at June 30, 2025 are $143.8 and $0.0, respectively.

A summary of the VMS intangible and fixed asset impairment charges recorded in the third quarter of 2024 are as follows:

December 31,
2024
Trade Name	$281.3
Customer Relationship Intangible Asset	15.8
PP&E	60.0
Total VMS impairment charges	$357.1

The Company’s global WATERPIK® business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. Waterpik's profitability has also been impacted by tariffs imposed on its products imported into the United States that were manufactured in China. In May 2025 the Company announced that it was exiting the WATERPIK® showerheads business. As a result of these factors, the WATERPIK® business has experienced declining sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK® trade name. The carrying value of the WATERPIK® trade name was $644.7 and fair value represented 135% of the carrying value as of October 1, 2024 (the date of the Company's last annual impairment test). The key assumptions used in the projections from the Company’s October 1, 2024 impairment analysis include a discount rate of 8.1%, revenue growth rates between 2% and 7% and EBITA margins between 25% and 29%. These assumptions are based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives as well as improvement in the supply chain including a reduction in China tariff exposure. While management has implemented strategies to address the risk, significant changes in operating plans, adverse changes in the global macro-economic environment or in global government policy decisions (including tariffs) could reduce the underlying cash flows used to estimate fair value which may result in an impairment.

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	June 30, 2025					December 31, 2024
	Gross				Amortization	Gross
	Carrying	Accumulated			Period	Carrying	Accumulated
	Amount	Amortization	Impairments(2)	Net	(Years)	Amount	Amortization	Impairments(1)	Net
Amortizable intangible assets:
Trade Names	$1,383.3	$(514.2)	$(11.6)	$857.5	3-20	$1,383.4	$(479.6)	$0.0	$903.8
Customer Relationships	566.4	(352.2)	(0.7)	213.5	15-20	644.9	(402.1)	(15.8)	227.0
Patents/Formulas	205.6	(133.2)	0.0	72.4	4-20	205.5	(127.2)	0.0	78.3
Total	$2,155.3	$(999.6)	$(12.3)	$1,143.4		$2,233.8	$(1,008.9)	$(15.8)	$1,209.1

(1) The $15.8 impairment charge relates to the VMS customer relationship intangible asset, which had a gross value of $79.2 and accumulated amortization of $63.4 prior to full impairment.

(2) The $12.3 impairment charge relates to the Flawless trade name and Spinbrush customer relationship intangible asset, which had a gross value of $76.2 and accumulated amortization of $63.9 prior to full impairment. The impairments were a result of the Company's decision to exit these businesses.

Intangible amortization expense was $24.9 and $30.7 for the second quarter of 2025 and 2024, respectively. Intangible amortization expense amounted to $54.2 and $61.5 for the first six months of 2025 and 2024, respectively. The Company estimates that intangible amortization expense will be approximately $104.0 in 2025 and approximately $97.0 declining to $84.0 annually over the next five years.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2024	$2,061.1	$237.2	$134.9	$2,433.2
Balance at June 30, 2025	$2,061.1	$237.2	$134.9	$2,433.2

The Company tests goodwill for each reporting unit which are also the Company's reportable segments. The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2025, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

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

A summary of the Company’s lease information is as follows:

		June 30,	December 31,
	Classification	2025	2024
Assets
Right of use assets	Other Assets	$185.6	$182.3

Liabilities
Current lease liabilities	Accrued and Other Liabilities	$30.3	$32.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	173.6	168.5
Total lease liabilities		$203.9	$200.9

Other information
Weighted-average remaining lease term (years)		7.4	7.4
Weighted-average discount rate		4.8%	4.6%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Statement of Income
Lease cost(1)	$10.5	$9.9	$21.0	$19.8

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$12.2	$1.7	$18.7	$18.4
Cash paid for amounts included in the measurement of lease liabilities	$10.7	$8.5	$21.2	$16.3
(1)
Lease expense is included in Cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first six months of 2025 and 2024 was $16.3 and $15.1, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
(2)
In April 2025, the Company extended the lease term at one of its leased warehouse facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $11.0 recorded in the second quarter of 2025. In January 2024, the Company expanded space at one of its leased manufacturing facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.4 recorded in the first quarter of 2024.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2025	$21.2
2026	35.7
2027	32.5
2028	28.7
2029	28.3
2030 and thereafter	97.3
Total future minimum lease commitments	243.7
Less: Imputed interest	(39.8)
Present value of lease liabilities	$203.9

13.
Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$703.0	$705.1
Accrued marketing and promotion costs	203.7	259.6
Accrued wages and related benefit costs	75.1	151.4
Other accrued current liabilities	219.4	194.5
Total	$1,201.2	$1,310.6

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

As of June 30, 2025 and December 31, 2024, the obligations outstanding related to the SCF program amounted to $106.6 and $98.5, respectively and were recorded within Accounts Payable in the Condensed Consolidated Balance Sheets. Payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows amounted to $215.6 and $186.4 as of June 30, 2025 and 2024, respectively.

14.
Long-Term Debt

Long-term debt consist of the following:

	June 30,	December 31,
	2025	2024

Long-term debt
3.15% Senior notes due August 1, 2027	$425.0	$425.0
Less: Discount	(0.1)	(0.1)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.5)	(0.6)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.7)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.2)	(2.2)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(15.6)	(16.6)
Total long-term debt	$2,205.8	$2,204.6

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at January 1, 2024	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	(6.3)	(0.2)	7.6	1.1
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(1.0)	(1.0)
Tax benefit (expense)	0.0	0.0	(2.0)	(2.0)
Other comprehensive income (loss)	(6.3)	(0.2)	4.6	(1.9)
Balance at June 30, 2024	$(44.1)	$4.4	$10.6	$(29.1)

Balance at January 1, 2025	$(53.2)	$4.4	$17.9	$(30.9)
Other comprehensive income (loss) before reclassifications	23.2	0.5	(11.4)	12.3
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(3.7)	(3.7)
Tax benefit (expense)	0.0	(0.1)	4.0	3.9
Other comprehensive income (loss)	23.2	0.4	(11.1)	12.5
Balance at June 30, 2025	$(30.0)	$4.8	$6.8	$(18.4)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a gain of $1.4 and $0.3 to the condensed consolidated statements of income during the three months ended June 30, 2025 and 2024, respectively.

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

b. As of June 30, 2025, the Company had commitments of approximately $350.1. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of June 30, 2025, the Company had various guarantees and letters of credit totaling $7.7.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the “Zicam Acquisition”), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. The amount, to the extent not used or withheld in satisfaction of such indemnity obligations, is payable in the fourth quarter of 2025.

In connection with the December 24, 2021 acquisition of the THERABREATH® brand (the "TheraBreath Acquisition"), the Company deferred payment of a $14.0 portion of the purchase price related to certain indemnity obligations provided by the seller. The deferred amount is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024, an additional $5.9 paid in the first quarter of 2025, and the remaining $6.1, to the extent not used or withheld in satisfaction of such indemnity obligations, is payable in the fourth quarter of 2025.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), in each of which the Company held a 50% ownership interest:

	Armand		ArmaKleen(2)
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Purchases by Company	$6.2	$6.7	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$0.6
Outstanding Accounts Receivable	$1.8	$0.7	$0.0	$0.3
Outstanding Accounts Payable	$1.0	$1.1	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.2	$1.2	$0.0	$1.1

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

The Company also has equity in earnings of affiliates which is not reflected in a reportable segment. As of June 30, 2025, the Company held 50% ownership interests in Armand. The Company's 50% interest in ArmaKleen was sold to our joint venture partner in October of 2024. The Company’s equity in earnings of Armand and ArmaKleen, totaled $2.8 and $3.1 for the three months ended June 30, 2025 and 2024, respectively, and $4.4 and $4.2 for the six months ended June 30, 2025 and 2024, respectively.

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

The following tables present financial information relating to the Company’s segments for the three months ended and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,154.1	$277.6	$74.6	-	$1,506.3
Cost of sales(3)	640.4	156.4	46.3	16.2	859.3
Gross Profit	513.7	121.2	28.3	(16.2)	647.0
Marketing expenses	118.0	38.3	0.8	-	157.1
Research and Development(2)	31.8	3.2	0.8	-	35.8
Selling, general and administrative expenses(4)	146.5	47.3	14.8	(16.2)	192.4
Income from Operations	217.4	32.4	11.9	-	261.7

	Three Months Ended June 30, 2024
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,170.6	$263.7	$76.9	$-	$1,511.2
Cost of sales	585.9	148.9	47.4	16.9	799.1
Gross Profit	584.7	114.8	29.5	(16.9)	712.1
Marketing expenses	117.5	34.4	0.5	-	152.4
Research and Development(2)	28.8	3.3	0.9	-	33.0
Selling, general and administrative expenses	148.6	42.2	15.9	(16.9)	189.8
Income from Operations	289.8	34.9	12.2	-	336.9

	Six Months Ended June 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$2,283.9	$539.5	$150.0	-	$2,973.4
Cost of sales(3)	1,237.8	303.7	92.7	32.6	1,666.8
Gross Profit	1,046.1	235.8	57.3	(32.6)	1,306.6
Marketing expenses	225.7	66.3	1.7	-	293.7
Research and Development(2)	61.0	6.2	1.4	-	68.6
Selling, general and administrative expenses(4)	297.2	93.2	29.5	(32.6)	387.3
Income from Operations	462.2	70.1	24.7	-	557.0

	Six Months Ended June 30, 2024
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$2,335.8	$518.7	$160.0	$-	$3,014.5
Cost of sales	1,188.1	293.0	100.8	33.5	1,615.4
Gross Profit	1,147.7	225.7	59.2	(33.5)	1,399.1
Marketing expenses	239.5	63.8	1.1	-	304.4
Research and Development(2)	55.2	6.2	1.7	-	63.1
Selling, general and administrative expenses	305.6	84.9	32.7	(33.5)	389.7
Income from Operations	547.4	70.8	23.7	-	641.9
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
(3)
In the second quarter and first six months of 2025, the results include $30.4 of non-cash charges related to impairments of fixed assets, as well as inventory reserves primarily recorded in Consumer Domestic as a result of announcing that we are exiting the Flawless, Spinbrush and Waterpik showerhead businesses.
(4)
In the second quarter and first six months of 2025, the results include $20.6 of non-cash charges related to impairments of intangible assets, primarily recorded in Consumer Domestic as a result of announcing that we are exiting the Flawless, Spinbrush and Waterpik showerhead businesses.

Other segment expenses for the three months ended and six months ended June 30, 2025 and 2024 include the following

	Consumer Domestic	Consumer International	SPD	Total Consolidated
Depreciation & Amortization
Second Quarter 2025	$47.2	$6.5	$2.9	$56.6
Second Quarter 2024	50.5	6.5	2.6	59.6

First Six Months of 2025	$98.5	$13.2	$5.8	$117.5
First Six Months of 2024	98.9	13.1	5.2	117.2

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Household Products	$650.0	$653.2	$1,264.9	$1,292.1
Personal Care Products	504.1	517.4	1,019.0	1,043.7
Total Consumer Domestic	1,154.1	1,170.6	2,283.9	2,335.8
Total Consumer International	277.6	263.7	539.5	518.7
Total SPD	74.6	76.9	150.0	160.0
Total Consolidated Net Sales	$1,506.3	$1,511.2	$2,973.4	$3,014.5

Household Products include laundry, deodorizing and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

19.
Subsequent Events

Touchland Acquisition

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). The purchase price for the Touchland Acquisition was $700.0, subject to customary adjustments for cash and working capital acquired at closing, and is inclusive of rights granted to Touchland’s founder to receive shares of our common stock valued at $50.0, with 50% of such shares required to be issued following vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as a compensation expense over the two-year vesting period. Payment of a $5.0 portion of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equityholders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. Contingent upon the achievement of certain 2025 net sales thresholds, the Touchland Acquisition may require payment of additional earnout consideration up to a maximum of $180.0 in cash in the second quarter of 2026. The Company expects the majority of the purchase price to be allocated to the trade name.

New Credit Agreement

On July 17, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. Terms for the Credit Agreement are substantially the same as the terms for the credit facility entered into on June 16, 2022.

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

Overview

We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal nutrition, chemicals and commercial products. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; VITAFUSION® and L’IL CRITTERS® gummy dietary supplements for adults and children, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads; THERABREATH® oral care products; HERO® acne treatment products; TROJAN® condoms, lubricants and vibrators; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; and ZICAM® cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits.

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

We operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”).

Recent Developments

Global Economic Conditions and Trade Policies

We continue to experience increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty primarily due to rapid changes in U.S. trade policies including recent sweeping tariff increases, as well as retaliatory tariffs by foreign countries. Additionally, U.S. consumers are increasingly worried about persistent inflation and looming tariffs, leading them to cut back on discretionary spending. We believe that retailers are lowering their consumer-packaged goods inventories and making targeted decisions to build inventory of certain products in advance of additional tariffs. We will continue to evaluate these evolving developments and have begun to take action to mitigate their impact on our business, including taking strategic actions for certain business lines (see Strategic Business Decisions), shifting production and relocating manufacturing operations, finding alternative sources of supply, most notably ceasing the import of substantially all Waterpik flossers and other products from China into the U.S., potential price increases, adjusting inventories, lobbying and seeking exemptions with respect to tariffs. While the tariff situation remains fluid, we are focused on managing through these challenges. From a gross risk perspective, we are currently projecting twelve-month run-rate gross tariff costs of approximately $60.0. Over the next 12 months, we believe our tariff cost exposure can be reduced through additional supply chain efforts and surgical pricing.

Strategic Business Decisions

On May 1, 2025, we announced that we will be exiting the Flawless, Spinbrush and Waterpik showerhead businesses, which we intend to complete by early 2026. These businesses generated approximately $170.0 of annual Net Sales in 2024. We recorded a pre-tax charge of $51.0 in the second quarter of 2025 as a direct result of these actions, of which $30.4 was recorded in Cost of sales and $20.6 was recorded in SG&A. The charge was primarily recorded in the Consumer Domestic segment and was comprised of non-cash charges related to impairments of intangible and fixed assets, as well as inventory reserves.

On August 1, 2025, we announced that we are performing a strategic review of our vitamin business. This review includes potential actions to streamline our supply chain to strengthen the core business, joint venture or other partnership opportunities, and divestiture options. We expect to reach a conclusion from this review by the end of 2025.

Accelerated Share Repurchase

In May 2025, the Company entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 2.8 million shares at an average share price of $95.97. The 2.8 million shares were purchased under the evergreen share repurchase program. The Company used cash on hand to fund the initial purchase price. The remaining shares to be delivered by the bank will be determined by the average price per share paid by the bank during the purchase period and is expected to end in August of 2025.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. We are currently evaluating the impact of the provisions of the OBBBA on our financial position, results of operations and cash flows.

Touchland Acquisition

On July 16, 2025, we completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). The purchase price for the Touchland Acquisition was $700.0, subject to customary adjustments for cash and working capital acquired at closing, and is inclusive of rights granted to Touchland’s founder to receive shares of our common stock valued at $50.0, with 50% of such shares required to be issued following vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as a compensation expense over the two-year vesting period. Payment of a $5.0 portion of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equityholders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. Contingent upon the achievement of certain 2025 net sales thresholds, the Touchland Acquisition may require payment of additional earnout consideration up to a maximum of $180.0 in cash in the second quarter of 2026. We expect the majority of the purchase price to be allocated to the trade name.

New Credit Agreement

On July 17, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. Terms for the Credit Agreement are substantially the same as the terms for the credit facility entered into on June 16, 2022.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2025	Prior Year	June 30, 2024
Net Sales	$1,506.3	-0.3%	$1,511.2
Gross Profit	$647.0	-9.1%	$712.1
Gross Margin	43.0%	-410 basis points	47.1%
Marketing Expenses	$157.1	3.1%	$152.4
Percent of Net Sales	10.4%	30 basis points	10.1%
Selling, General & Administrative Expenses	$228.2	2.4%	$222.8
Percent of Net Sales	15.1%	40 basis points	14.7%
Income from Operations	$261.7	-22.3%	$336.9
Operating Margin	17.5%	-480 basis points	22.3%
Net income per share - Diluted	$0.78	-21.2%	$0.99

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2025	Prior Year	June 30, 2024
Net Sales	$2,973.4	-1.4%	$3,014.5
Gross Profit	$1,306.6	-6.6%	$1,399.1
Gross Margin	43.9%	-250 basis points	46.4%
Marketing Expenses	$293.7	-3.5%	$304.4
Percent of Net Sales	9.9%	-20 basis points	10.1%
Selling, General & Administrative Expenses	$455.9	0.7%	$452.8
Percent of Net Sales	15.3%	30 basis points	15.0%
Income from Operations	$557.0	-13.2%	$641.9
Operating Margin	18.7%	-260 basis points	21.3%
Net income per share - Diluted	$1.66	-13.1%	$1.91

Net Sales

Net sales for the quarter ended June 30, 2025 were $1,506.3, a decrease of $4.9 or 0.3% as compared to the same period in 2024. Net sales for the six months ended June 30, 2025 were $2,973.4, a decrease of $41.1 or 1.4% over the comparable six month period of 2024. The components of the net sales decrease are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2025	2025
Product volumes sold(1)	0.8%	(0.3%)
Pricing/Product mix(2)	(0.7%)	(0.3%)
Foreign exchange rate fluctuations	0.0%	(0.3%)
Exit of product lines (net of acquisition)(3)	(0.4%)	(0.5%)
Net Sales decrease	(0.3%)	(1.4%)

(1)
For the three months ended June 30, 2025, the volume change reflects increased product unit sales in the Consumer International and Consumer Domestic segments, partially offset by decreased product unit sales in the SPD segment. For the six months ended June 30, 2025, the volume change reflects decreased product unit sales in the Consumer Domestic and SPD segments, partially offset by increased product unit sales in the Consumer International segment.
(2)
For the three months ended June 30, 2025, price/mix was unfavorable in the Consumer Domestic segment, partially offset by the SPD and Consumer International segments. For the six months ended June 30, 2025, price/mix was unfavorable in the Consumer Domestic segment, partially offset by the SPD segment.
(3)
In the second quarter of 2025, we announced that we are exiting the Flawless, Spinbrush, and Waterpik showerheads businesses. In the first quarter of 2024, we exited the MEGALAC supplement portion of the SPD Animal Nutrition business. In the second quarter of 2024 we acquired substantially all of Graphico and sold the Passport food safety business.

Gross Profit / Gross Margin

Our gross profit was $647.0 for the three months ended June 30, 2025, a $65.1 decrease as compared to the same period in 2024. Gross margin decreased 410 basis points (“bps”) in the second quarter of 2025 compared to the same period in 2024. The decline in gross margin was due primarily to costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of 200 bps and tariff refunds in the prior year of 180 bps. Excluding these items, gross margin decreased by 30 bps due to the impact of higher manufacturing costs of 130 bps (including labor, commodities and tariffs), unfavorable price/mix/volume of 40 bps, and an unfavorable recall impact of 30 bps, partially offset by the impact of productivity programs of 160 bps, and benefits from the Graphico Acquisition of 10 bps.

Gross profit was $1,306.6 for the six months ended June 30, 2025, a $92.5 decrease compared to the same period in 2024. Gross margin decreased 250 bps in the first six months of 2025 compared to the same period in 2024. The decline in gross margin was due primarily to costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of 100 bps and tariff refunds in the prior year of 90 bps. Excluding these items, gross margin decreased by 60 bps due to the impact of higher manufacturing costs of 180 bps (including labor, commodities and tariffs), unfavorable price/mix/volume of 20 bps, an unfavorable recall impact of 20 bps, and unfavorable foreign exchange of 10 bps, partially offset by the impact of productivity programs of 160 bps, and benefits from the Graphico Acquisition of 10 bps.

Operating Expenses

Marketing expenses for the three months ended June 30, 2025 were $157.1, an increase of $4.7 or 3.1% as compared to the same period in 2024. Marketing expenses as a percentage of net sales in the second quarter of 2025 increased by 30 bps to 10.4% compared to 10.1% in the same period in 2024 due to 30 bps on higher expense primarily due to marketing program timing. Marketing expenses for the six months ended June 30, 2025 were $293.7, a decrease of $10.7 or 3.5% as compared to the same period in 2024. Marketing expenses as a percentage of net sales for the first six months of 2025 decreased by 20 bps to 9.9% as compared to 10.1% in the same period in 2024 due to 40 bps on lower expense, primarily due to marketing program timing.

SG&A expenses were $228.2 in the second quarter of 2025, an increase of $5.4 or 2.4% as compared to the same period in 2024. SG&A as a percentage of net sales increased 40 bps to 15.1% in the second quarter of 2025 as compared to 14.7% in the same period in 2024. The increase is due to 40 bps on higher expenses, primarily due to non-cash asset impairment costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $20.6. SG&A expenses for the first six months of 2025 were $455.9, an increase of $3.1 or 0.7% as compared to the same period in 2024. SG&A as a percentage of net sales increased 30 bps to 15.3% in the first six months of 2025 compared to 15.0% in 2024. The increase is primarily due to non-cash asset impairment costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $20.6.

Nonoperating Expenses

Interest income for the three and six months ended June 30, 2025 increased $5.4 and $11.3 to $9.2 and $18.5, respectively, as compared to the same period in 2024 due to higher interest income primarily associated with higher cash balances.

Interest expense for the three months ended June 30, 2025 increased $0.3 to $23.5, as compared to the same period in 2024. Interest expense for the six months ended June 30, 2025 decreased $1.4 to $46.8 as compared to the same period in 2024.

Other income (expense) was nominal for the three and six months ended June 30, 2025 and 2024.

Income Taxes

The effective tax rate for the three months ended June 30, 2025 was 23.8%, compared to 24.0% in the same period in 2024. The effective tax rate for the six months ended June 30, 2025 was 22.8%, compared to 22.1% in the same period in 2024.

The increase in the tax rate for the six months ended June 30, 2025 is primarily from a lower tax benefit on reduced stock option exercises in 2025 compared to 2024. We are still evaluating the impact the changes to the tax provisions implemented by the OBBBA will have on our financial position, results of operations, and cash flows.

Segment results

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational structure.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty products

Segment net sales and income from operations for the three and six months ended June 30, 2025 and June 30, 2024 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
Second Quarter 2025	$1,154.1	$277.6	$74.6	$1,506.3
Second Quarter 2024	1,170.6	263.7	76.9	1,511.2
First Six Months of 2025	$2,283.9	$539.5	$150.0	$2,973.4
First Six Months of 2024	2,335.8	518.7	160.0	3,014.5

Income from Operations
Second Quarter 2025	$217.4	$32.4	$11.9	$261.7
Second Quarter 2024	289.8	34.9	12.2	336.9
First Six Months of 2025	$462.2	$70.1	$24.7	$557.0
First Six Months of 2024	547.4	70.8	23.7	641.9

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Household Products	$650.0	$653.2	$1,264.9	$1,292.1
Personal Care Products	504.1	517.4	1,019.0	1,043.7
Total Consumer Domestic	1,154.1	1,170.6	2,283.9	2,335.8
Total Consumer International	277.6	263.7	539.5	518.7
Total SPD	74.6	76.9	150.0	160.0
Total Consolidated Net Sales	$1,506.3	$1,511.2	$2,973.4	$3,014.5

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2025 were $1,154.1, a decrease of $16.5 or 1.4% as compared to the same period in 2024. Consumer Domestic net sales for the six months ended June 30, 2025 were $2,283.9, a decrease of $51.9 or 2.2% as compared to the same period in 2024. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2025	2025
Product volumes sold	0.1%	(1.5%)
Pricing/Product mix	(1.1%)	(0.6%)
Exit of product lines (1)	(0.4%)	(0.1%)
Net Sales decrease	(1.4)%	(2.2)%

(1)
In the second quarter of 2025, we announced that we are exiting the Flawless, Spinbrush, and Waterpik showerheads businesses.

The decrease in net sales for the three months ended June 30, 2025, includes declines from VITAFUSION® gummy dietary supplements, and OXICLEAN® Stain Fighters, partially offset by growth from HERO® acne treatment products and ARM & HAMMER® Liquid Detergent and Cat Litter. The decrease in net sales for the six-month period ending June 30, 2025, includes declines from VITAFUSION® gummy dietary supplements, OXICLEAN® Stain Fighters and FIRST RESPONSE® home pregnancy and ovulation test kits, partially offset by growth from THERABREATH® mouth wash and HERO® acne treatment products.

Consumer Domestic income from operations for the second quarter of 2025 was $217.4, a $72.3 decrease as compared to the second quarter of 2024. The decrease is primarily due to costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $47.2, higher manufacturing and distribution expenses of $46.8 (including tariffs), unfavorable price/mix of $15.4, the impact of lower sales volumes of $1.4, and higher marketing expenses of $0.3, partially offset by the benefit of productivity programs of $22.7 and lower SG&A expenses of $17.7. For the six-month period ended June 30, 2025, income from operations was $462.2, an $85.2 decrease as compared to the first six months of 2024. The decrease is primarily due to higher manufacturing and distribution expenses of $72.0 (including tariffs), costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $47.2, the impact of lower sales volumes of $23.6, and unfavorable price/mix of $18.8, partially offset by the benefit of productivity programs of $43.3, lower SG&A expenses of $21.5, and lower marketing expenses of $13.8.

Consumer International

Consumer International net sales were $277.6 in the second quarter of 2025, an increase of $13.9 or 5.3% as compared to the same period in 2024. Consumer International net sales in the first six months of 2025 were $539.5, an increase of $20.8 or 4.0% as compared to the same period in 2024. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2025	2025
Product volumes sold	4.7%	5.3%
Pricing/Product mix	0.1%	0.0%
Foreign exchange rate fluctuations	0.1%	(2.1%)
Acquired product line, net of divestitures(1)	0.4%	0.8%
Net Sales increase	5.3%	4.0%

(1)
The Graphico acquisition is included in our results since June 1, 2024, the date of acquisition, partially offset by the impact of announcing the exit of the Flawless, Spinbrush, and Waterpik showerheads businesses.

Excluding the impact of foreign exchange rates, sales growth in the second quarter ended June 30, 2025 was driven by HERO® acne treatment products in Europe, Canada and Australia, THERABREATH® mouth wash in Canada and the Global Markets Group ("GMG"), FEMFRESH and ULTRAMAX in GMG, and ARM & HAMMER® Liquid Detergent in GMG. The increase in net sales for the six-month period ending June 30, 2025, was driven HERO® acne treatment products in Canada, Europe, GMG and Australia, THERABREATH® mouth wash in GMG and Canada, FEMFRESH in GMG and ARM & HAMMER® Cat Litter in GMG.

Consumer International income from operations was $32.4 in the second quarter of 2025, a $2.5 decrease as compared to the second quarter of 2024. The decrease is due primarily to higher marketing expenses of $3.9, costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $3.8, and higher SG&A expenses of $3.1, partially offset by the impact of higher sales volumes of $4.5, favorable price/mix of $3.9, and lower manufacturing and distribution expenses of $0.2 (including tariffs). For the first six months of 2025, income from operations was $70.1, a $0.7 decrease as compared to the same period in 2024. The decrease is due primarily to unfavorable foreign exchange rates of $7.8, higher SG&A expenses of $6.4, costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $3.8, higher manufacturing and distribution expenses of $2.6 (including tariffs), and higher marketing expenses of $2.3, partially offset by the impact of higher sales volumes of $11.8 and a favorable price/mix of $10.7.

Specialty Products (“SPD”)

SPD net sales were $74.6 in the second quarter of 2025, a decrease of $2.3 or 3.0% as compared to the same period in 2024. SPD net sales were $150.0 for the first six months of 2025, a decrease of $10.0, or 6.3% as compared to the same period in 2024. The components of the net sales change are the following:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2025	2025
Product volumes sold	(2.7%)	(1.2%)
Pricing/Product mix	2.8%	2.8%
Foreign exchange fluctuations	0.0%	0.5%
Exit of product lines (1)	(3.1%)	(8.4%)
Net Sales decrease	(3.0%)	(6.3%)

(1)
We exited the MEGALAC supplement portion of the Animal Nutrition business in the first quarter of 2024 and sold the Passport food safety business in the second quarter of 2024.

Net sales excluding product line divestitures increased in the three and six months ended June 30, 2025 primarily due to growth in our sodium bicarbonate business.

SPD income from operations was $11.9 in the second quarter of 2025, a decrease of $0.3 as compared to the same period in 2024 due to lower volumes of $1.9, unfavorable manufacturing costs of $1.1, and higher marketing costs of $0.3, partially offset by favorable price/mix of $2.2 and lower SG&A expenses of $1.2. SPD income from operations was $24.7 in the first six months of 2025, an increase of $1.0 as compared to the same period in 2024 due primarily to favorable price/product mix of $4.3 and lower SG&A expenses of $3.5 mainly from divestitures, partially offset by the impact of lower sales volumes of $3.9, unfavorable manufacturing costs of $2.3, and higher marketing expenses of $0.6.

Equity in Earnings of Affiliates

Equity in earnings of affiliates represents the results of Armand in the three and six months of 2025 and 2024 and ArmaKleen in the first three and six months of 2024. In October 2024, the Company sold its 50% interest in ArmaKleen to our joint venture partner.

Liquidity and Capital Resources

On July 17, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,500.0 commercial paper program.

As of June 30, 2025, we had $923.2 in cash and cash equivalents, and approximately $1,494.0 available through our previous revolving credit facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

We have $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2025.

The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In May 2025, we entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 2.8 million shares at an average price of $95.97. The 2.8 million shares were purchased under the evergreen share repurchase program. The Company used cash on hand to fund the initial purchase price. The remaining shares to be delivered by the bank will be determined by the average price per share paid by the bank during the purchase period and is expected to end in August of 2025.

On January 29, 2025, the Board declared a 4% increase in the regular quarterly dividend from $0.28375 to $0.295 per share, equivalent to an annual dividend of $1.18 per share payable to stockholders of record as of February 14, 2025. The increase raises the annual dividend payout from $277.0 to approximately $287.0 on an annualized basis.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $130.0 in 2025 including manufacturing capacity investments for THERABREATH® and Sterimar and an enterprise resource planning (ERP) project. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2025	2024
Net cash provided by operating activities	$416.5	$499.9
Net cash used in investing activities	$(39.6)	$(91.5)
Net cash used in financing activities	$(426.8)	$(257.4)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the six months ended June 30, 2025 decreased by $83.4 to $416.5 as compared to $499.9 in the same period in 2024 due to an increase in working capital and a decrease in cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to lower accounts payable and accrued expense balances mainly due to the timing of marketing spend and inventory purchases partially offset by higher cash collections. The timing of inventory purchases as well as lower accounts receivable balances are mainly due to lower sales in our consumer domestic business. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended June 30, 2025 and 2024:

	Quarter ended as of
	June 30, 2025	June 30, 2024	Change
Days of sales outstanding in accounts receivable ("DSO")	36	34	2
Days of inventory outstanding ("DIO")	68	67	1
Days of accounts payable outstanding ("DPO")	74	72	(2)
Cash conversion cycle	30	29	1

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a quarter-to-quarter two-period average method, decreased one day from the prior year. The increase in DPO is primarily from higher average accounts payable balances from extending payment terms with some vendors. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2025 was $39.6, primarily reflecting $39.0 for property, plant and equipment additions. Net cash used in investing activities during the first six months of 2024 was $91.5, primarily reflecting $76.6 for property, plant and equipment additions and $19.9 for the Graphico Acquisition, partially offset by $6.6 of proceeds from the sale of assets.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2025 was $426.8, reflecting $300.0 of share repurchases, $145.0 of cash dividend payments and $5.9 related to the payment of a business acquisition liability, partially offset by $26.6 of proceeds from stock option exercises. Net cash used in financing activities during the first six months of 2024 was $257.4 reflecting $197.7 of net debt payments and $138.2 of cash dividend payments, partially offset by $79.5 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the Touchland Acquisition; the impact of tariffs; the intended benefits of the exploration of strategic alternatives; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new regulations and legislation and change in regulatory priorities of the new U.S. presidential administration; transition to, and shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company's products and its suppliers in the United States and other countries where it or its suppliers operate; the impact on the global economy of the Russia/Ukraine war or increased conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war or conflict in the Middle East; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the risk that the Touchland Acquisition will not be successful or, that Touchland will not be integrated successfully; the risk that the cost savings from the Touchland Acquisition will not be fully realized or will take longer to realize than expected; the Company’s ability to complete the announced strategic alternatives for certain of our businesses and realize the intended benefits; the risk that the announcement of strategic alternatives could have an adverse effect on the Company; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

In May 2025, the Company entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $300.0 to the bank, inclusive of fees, and received an initial delivery of shares equal to $270.0, or 2.8 million shares at an average price of $95.97. The 2.8 million shares were purchased under the evergreen share repurchase program. The Company used cash on hand to fund the initial purchase price. The remaining shares to be delivered by the bank will be determined by the average price per share paid by the bank during the purchase period and is expected to end in August of 2025.

There remains $658.9 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2025.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
4/1/2025 to 4/30/2025	5,028	$108.24	-	$658,905,959
5/1/2025 to 5/31/2025	2,826,713	95.96	2,813,379	$658,905,959
6/1/2025 to 6/30/2025	-	-	-	$658,905,959
Total	2,831,741	$95.98	2,813,379

(1) Includes shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2) Includes purchases by certain officers of the Company.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” (as defined in Item 408(a) of Regulation S-K).

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	August 1, 2025	/s/ Lee B. McChesney
LEE B. MCCHESNEY
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	August 1, 2025	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)