Form 10-Q
period 2025-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2025-10-31
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of October 29, 2025, there were 240,130,071 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	37

1A.	Risk Factors	37

2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

5.	Other Information	38

6.	Exhibits	39

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net Sales	$1,585.6	$1,510.6	$4,559.0	$4,525.1
Cost of sales	871.2	827.5	2,538.0	2,442.9
Gross Profit	714.4	683.1	2,021.0	2,082.2
Marketing expenses	202.9	185.8	496.6	490.2
Selling, general and administrative expenses	256.9	231.7	712.8	684.5
VMS Trade name and other asset impairments	0.0	357.1	0.0	357.1
Income (loss) from Operations	254.6	(91.5)	811.6	550.4
Equity in earnings of affiliates	2.2	3.0	6.6	7.2
Interest income	2.9	10.6	21.4	17.7
Interest expense	(23.8)	(23.4)	(70.6)	(71.6)
Other income (expense), net	0.3	(0.1)	(0.2)	(0.5)
Income (loss) before Income Taxes	236.2	(101.4)	768.8	503.2
Income taxes	54.0	(26.3)	175.5	107.1
Net Income (Loss)	$182.2	$(75.1)	$593.3	$396.1

Weighted average shares outstanding - Basic	241.8	244.6	244.1	244.1
Weighted average shares outstanding - Diluted	243.2	244.6	245.9	246.7
Net income (loss) per share - Basic	$0.75	$(0.31)	$2.43	$1.62
Net income (loss) per share - Diluted	$0.75	$(0.31)	$2.41	$1.61
Cash dividends per share	$0.30	$0.28	$0.89	$0.85

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net Income (Loss)	$182.2	$(75.1)	$593.3	$396.1
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustments	(2.8)	11.6	20.4	5.3
Defined benefit plan adjustments gain (loss)	0.0	0.0	0.4	(0.2)
Income (loss) from derivative agreements	1.2	(0.7)	(9.9)	3.9
Other comprehensive (loss) income	(1.6)	10.9	10.9	9.0
Comprehensive income (loss)	$180.6	$(64.2)	$604.2	$405.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$305.3	$964.1
Accounts receivable, less allowances of $6.5 and $5.1	605.7	600.8
Inventories	647.4	613.3
Other current assets	72.4	62.4
Total Current Assets	1,630.8	2,240.6

Property, Plant and Equipment, Net	938.1	931.7
Equity Investment in Affiliates	10.9	11.1
Trade Names and Other Intangibles, Net	3,545.9	2,888.5
Goodwill	2,641.0	2,433.2
Other Assets	377.7	378.0
Total Assets	$9,144.4	$8,883.1

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$772.7	$705.1
Accrued expenses and other liabilities	549.7	573.8
Business acquisition liabilities	170.0	31.7
Income taxes payable	8.7	5.3
Total Current Liabilities	1,501.1	1,315.9

Long-term Debt	2,204.5	2,204.6
Deferred Income Taxes	884.2	669.2
Deferred and Other Long-term Liabilities	331.6	332.6
Total Liabilities	4,921.4	4,522.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of September 30, 2025 and December 31, 2024	293.7	293.7
Additional paid-in capital	619.6	563.1
Retained earnings	6,696.0	6,319.7
Accumulated other comprehensive loss	(20.0)	(30.9)
Common stock in treasury, at cost: 53,610,212 shares as of September 30, 2025 and 47,830,141 shares as of December 31, 2024	(3,366.3)	(2,784.8)
Total Stockholders' Equity	4,223.0	4,360.8
Total Liabilities and Stockholders' Equity	$9,144.4	$8,883.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flow From Operating Activities
Net Income	$593.3	$396.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	67.4	59.8
Amortization expense	114.2	117.6
Change in fair value of business acquisition liabilities	7.0	0.0
Deferred income taxes	31.7	(92.0)
Business exit related impairments	51.0	0.0
Tradename and other asset impairments	8.4	357.1
Equity in net earnings of affiliates	(6.6)	(7.2)
Distributions from unconsolidated affiliates	6.8	7.2
Non-cash compensation expense	44.2	50.6
Other	(1.4)	7.1
Subtotal	916.0	896.3
Change in assets and liabilities:
Accounts receivable	17.5	(25.9)
Inventories	(3.3)	(35.0)
Other current assets	1.7	4.0
Accounts payable	39.8	88.0
Accrued expenses	(83.3)	(42.3)
Income taxes payable	(13.4)	(5.0)
Other operating assets and liabilities, net	(23.0)	(16.2)
Change in Working Capital	(64.0)	(32.4)
Net Cash Provided By Operating Activities	852.0	863.9
Cash Flow From Investing Activities
Additions to property, plant and equipment	(67.2)	(125.2)
Acquisitions, net of cash acquired	(656.4)	(19.9)
Proceeds from sale of assets	0.0	6.6
Other	(1.7)	0.4
Net Cash Used In Investing Activities	(725.3)	(138.1)
Cash Flow From Financing Activities
Long-term debt borrowings	0.0	0.4
Long-term debt (repayments)	0.0	(200.6)
Proceeds from stock options exercised	33.1	90.3
Payment of cash dividends	(216.4)	(207.4)
Purchase of treasury stock	(600.0)	0.0
Payment of business acquisition liability	(5.9)	0.0
Other	(4.7)	(1.0)
Net Cash Used In Financing Activities	(793.9)	(318.3)
Effect of exchange rate changes on cash and cash equivalents	8.4	0.1
Net Change In Cash and Cash Equivalents	(658.8)	407.6
Cash and Cash Equivalents at Beginning of Period	964.1	344.5
Cash and Cash Equivalents at End of Period	$305.3	$752.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash paid during the period for:
Interest (net of amounts capitalized)	$61.7	$62.9
Income taxes	$157.1	$204.3
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$21.2	$15.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2024	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	227.7	0.0	0.0	227.7
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(2.1)	0.0	(2.1)
Cash dividends	0.0	0.0	0.0	0.0	(69.0)	0.0	0.0	(69.0)
Stock based compensation expense and stock option plan transactions	0.0	1.4	0.0	43.5	(0.2)	0.0	45.4	88.7
March 31, 2024	293.7	(49.2)	$293.7	$498.3	$6,170.8	$(29.3)	$(2,832.8)	$4,100.7
Net income	0.0	0.0	0.0	0.0	243.5	0.0	0.0	243.5
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	0.2	0.0	0.2
Cash dividends	0.0	0.0	0.0	0.0	(69.2)	0.0	0.0	(69.2)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	20.4	0.1	0.0	9.8	30.3
June 30, 2024	293.7	(48.9)	$293.7	$518.7	$6,345.2	$(29.1)	$(2,823.0)	$4,305.5
Net loss	0.0	0.0	0.0	0.0	(75.1)	0.0	0.0	(75.1)
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	10.9	0.0	10.9
Cash dividends	0.0	0.0	0.0	0.0	(69.2)	0.0	0.0	(69.2)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	16.0	0.0	0.0	5.6	21.6
September 30, 2024	293.7	(48.6)	$293.7	$534.7	$6,200.9	$(18.2)	$(2,817.4)	$4,193.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY-CONTINUED

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2025	293.7	(47.8)	$293.7	$563.1	$6,319.7	$(30.9)	$(2,784.8)	$4,360.8
Net income	0.0	0.0	0.0	0.0	220.1	0.0	0.0	220.1
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	4.8	0.0	4.8
Cash dividends	0.0	0.0	0.0	0.0	(72.4)	0.0	0.0	(72.4)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.2	(0.2)	0.0	10.7	37.7
March 31, 2025	293.7	(47.5)	$293.7	$590.3	$6,467.2	$(26.1)	$(2,774.1)	$4,551.0
Net income	0.0	0.0	0.0	0.0	191.0	0.0	0.0	191.0
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	7.7	0.0	7.7
Cash dividends	0.0	0.0	0.0	0.0	(72.6)	0.0	0.0	(72.6)
Stock purchases	0.0	(2.8)	0.0	(30.0)	0.0	0.0	(270.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	12.2	(0.2)	0.0	4.6	16.6
June 30, 2025	293.7	(50.2)	$293.7	$572.5	$6,585.4	$(18.4)	$(3,039.5)	$4,393.7
Net income	0.0	0.0	0.0	0.0	182.2	0.0	0.0	182.2
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(1.6)	0.0	(1.6)
Cash dividends	0.0	0.0	0.0	0.0	(71.4)	0.0	0.0	(71.4)
Stock purchases	0.0	(3.5)	0.0	30.0	0.0	0.0	(330.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	17.1	(0.2)	0.0	3.2	20.1
September 30, 2025	293.7	(53.6)	$293.7	$619.6	$6,696.0	$(20.0)	$(3,366.3)	$4,223.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In millions, except per share data)

1.
Basis of Presentation

These condensed consolidated financial statements have been prepared by Church & Dwight Co., Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Results of operations for interim periods may not be representative of results expected for the full year.

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

The Company incurred research and development expenses in the third quarter of 2025 and 2024 of $36.2 and $36.0, respectively. The Company incurred research and development expenses in the first nine months of 2025 and 2024 of $104.8 and $99.1, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

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

3.
Inventories

Inventories consist of the following:

	September 30,	December 31,
	2025	2024
Raw materials and supplies	$145.1	$140.4
Work in process	34.4	45.4
Finished goods	467.9	427.5
Total	$647.4	$613.3

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2025	2024
Land	$29.3	$29.2
Buildings and improvements	367.0	348.2
Machinery and equipment	1,002.8	1,000.4
Software	141.6	129.6
Office equipment and other assets	135.6	129.3
Construction in progress(1)	218.6	215.1
Gross PP&E	1,894.9	1,851.8
Less accumulated depreciation	956.8	920.1
Net PP&E	$938.1	$931.7

(1) In connection with the Vitamins, Minerals and Supplements (“VMS”) impairment review completed in the third quarter of 2024, the Company recorded an impairment charge of $60.0 in SG&A of Construction in progress assets. The charge was recorded in the Consumer Domestic segment. Refer to Note 11 for additional details.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Depreciation expense on PP&E	$22.3	$21.0	$67.4	$59.8

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2025	2024		2025	2024
Weighted average common shares outstanding - basic	241.8	244.6		244.1	244.1
Dilutive effect of stock options	1.4	0.0	(1)	1.8	2.6
Weighted average common shares outstanding - diluted	243.2	244.6		245.9	246.7
Antidilutive stock options outstanding	2.1	1.1		2.1	1.1

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

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise Price	Term	Intrinsic
	Options	(per share)	(in Years)	Value
Outstanding at December 31, 2024	8.4	$77.10
Granted	1.0	110.32
Exercised	(0.5)	58.39
Cancelled	(0.2)	91.36
Outstanding at September 30, 2025	8.7	$81.79	5.9	$87.8
Exercisable at September 30, 2025	5.9	$73.59	4.6	$83.7

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Intrinsic Value of Stock Options Exercised	$1.9	$5.3	$22.6	$86.6
Stock Compensation Expense Related to Stock Option Awards	$4.5	$4.3	$22.5	$24.8
Issued Stock Options	0.0	0.0	1.0	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$32.92	$29.90
Fair Value of Stock Options Issued	$0.0	$0.0	$34.8	$31.1

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Risk-free interest rate	N/A	N/A	4.2%	4.2%
Expected life in years	N/A	N/A	7.0	7.2
Expected volatility	N/A	N/A	22.6%	22.3%
Dividend yield	N/A	N/A	1.1%	1.1%

Restricted Stock Units

The Company granted employees 143,260 RSUs with a total fair value of $15.0 at a weighted average grant date fair value of $105.03 per RSU during the nine months ended September 30, 2025 and granted employees 105,600 RSUs with a total fair value of $10.8 at a weighted average grant date fair value of $101.93 per RSU during the nine months ended September 30, 2024. The annual RSU grants vest in one-third increments on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

In connection with the Hero Acquisition, 854,882 shares of restricted stock were issued to certain individuals in October 2022 with a total fair value of $61.5. This restricted stock is recognized as compensation expense ratably over the vesting period if those individuals continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition, including 641,157 shares which have vested through September 30, 2025, and the final 213,725 shares vested in October of 2025. The restricted stock expense associated with the Hero Acquisition for the nine months ended September 30, 2025 and 2024 was $5.8 and $17.2, respectively, and is included in the non-cash compensation expense caption in the condensed consolidated statement of cash flows.

In connection with the Touchland Acquisition, Touchland’s founder was granted rights to receive shares of our common stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as a compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. The restricted stock expense associated with the Touchland Acquisition for the nine months ended September 30, 2025 was $5.2, and is included in the non-cash compensation expense caption in the condensed consolidated statement of cash flows. Refer to Note 10 for additional details.

Performance Stock Units

In the first quarter of each of 2025 and 2024, respectively, the Company granted PSUs to members of the ELT, including the CEO, with an aggregate award of 18,140 and 19,960 PSUs, respectively. The PSUs were valued at a weighted average grant date fair value equal to $136.76 in 2025 and $122.24 in 2024 per PSU using a Monte Carlo model. The performance target is based on the Company’s total shareholder return (“TSR”) relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted in February 2023 by the Company’s Board of Directors and became effective in April 2023 upon approval by the Company’s stockholders. There are 750,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price under the ESPP is 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025. There are 684,628 Common Shares remaining as of September 30, 2025 that are reserved for issuance under the ESPP.

7.
Share Repurchases

On October 28, 2021, the Board authorized the Company’s share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program.

As of September 30, 2025, there remains $528.9 of share repurchase availability under the 2021 Share Repurchase Program.

The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

In May 2025, the Company entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $300.0 to the bank, inclusive of fees, and received 2.8 million shares in May 2025 and 0.3 million shares in August 2025 at an average total share price of $95.71. The Company purchased all 3.1 million shares under the evergreen share repurchase program and used cash on hand to fund the purchase price.

In August and September 2025, the Company executed open market purchases of 3.2 million shares for $300.0, inclusive of fees, of which $170.0 was purchased under the evergreen share repurchase program and $130.0 was purchased under the 2021 Share Repurchase Program. The shares were purchased at an average share price of $92.81 and the Company used cash on hand to fund the open market purchases.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$94.9	$94.9	$793.3	$793.3
Financial Liabilities:
3.15% Senior notes due August 1, 2027	Level 2	424.9	419.4	424.9	411.1
2.3% Senior notes due December 15, 2031	Level 2	399.5	355.2	399.4	338.9
5.6% Senior notes due November 15, 2032	Level 2	499.3	532.1	499.2	515.3
3.95% Senior notes due August 1, 2047	Level 2	397.9	321.3	397.8	307.7
5.00% Senior notes due June 15, 2052	Level 2	499.9	465.6	499.9	451.9
Touchland business acquisition liability	Level 3	147.0	147.0	0.0	0.0

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2025 and 2024.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the condensed consolidated balance sheets.

Touchland business acquisition liability: The Touchland business acquisition liability is contingent upon the achievement of certain 2025 net sales thresholds, and may require a cash payment up to a maximum of $180.0. The fair value of the Touchland business acquisition liability is evaluated on a quarterly basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs. The initial fair value of the Touchland business acquisition liability was $140.0. That amount was established based on initial net sales projections. Since the initial fair value was established, the Company has recorded an adjustment to increase the fair value of the business acquisition liability to $147.0 in the third quarter of 2025, based on the revised valuation due to an updated net sales forecast and the passage of time. The increase in fair value was recorded in SG&A expense within the Consumer Domestic segment. See Note 16 for further details.

The fair value measurement of the business acquisition liabilities is determined using a Monte Carlo simulation incorporating a distribution of expected revenue outcomes. The fair value measurement represents Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the fair value of the business acquisition liability. Changes in the fair value of the business acquisition liability are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued Expenses and Other Liabilities, approximated estimated fair values as of September 30, 2025 and December 31, 2024.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts	$453.2	$317.0
Diesel fuel contracts	1.8 gallons	0.8 gallons
Net Investment hedge	$25.0	$0.0
Derivatives not designated as hedging instruments
Foreign exchange contracts	$0.7	$0.0
Equity derivatives	$21.0	$24.6

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2025.

10.
Acquisitions

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). The Company paid $656.4, net of cash acquired, and granted rights to Touchland’s founder to receive shares of our common stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. Payment of a $5.0 portion of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equity holders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. Contingent upon the achievement of certain 2025 net sales thresholds, the Touchland Acquisition may require payment of additional consideration up to a maximum of $180.0 in cash in the second quarter of 2026. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0. The Touchland Acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$9.3
Inventory	25.8
Other current assets	1.3
Property, plant and equipment	5.5
Other long-term assets	2.1
Trade name	730.0
Customer relationship intangible asset	32.8
Goodwill	207.4
Accounts payable, accrued expenses and other liabilities	(23.3)
Business acquisition liabilities - short-term	(140.0)
Deferred income taxes	(184.3)
Deferred and other long-term liabilities	(10.2)
Cash purchase price (net of cash acquired)	$656.4

The trade name and customer relationship intangible assets were valued using a discounted cash flow model and have a useful life of 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company.

Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results. The goodwill and other intangible assets associated with the Touchland Acquisition are not deductible for U.S. tax purposes.

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

The fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$3.5
Inventory	11.3
Other current assets	1.5
Other long-term assets	5.8
Customer relationship intangible asset	8.4
Goodwill	2.8
Accounts payable, accrued expenses and other liabilities	(6.9)
Long-term debt	(4.4)
Deferred income taxes	(2.1)
Cash purchase price (net of cash acquired)	$19.9

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

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	September 30,	December 31,
	2025	2024
Gross Carrying Value Trade Names	$1,680.6	$1,960.7
VMS impairment	0.0	(281.3)
Spinbrush impairment	(7.9)	0.0
Trade Names	$1,672.7	$1,679.4

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

On May 1, 2025, the Company announced it was exiting the Flawless, Spinbrush and Waterpik showerhead businesses which we intend to complete by early 2026. These businesses generated approximately $170 million of Net Sales in 2024. We recorded a pre-tax charge of $51.0 in the second quarter of 2025 as a direct result of these decisions, of which $30.4 was recorded in Cost of sales and $20.6 was recorded in SG&A. The charge was primarily recorded in the Consumer Domestic segment and was comprised of non-cash charges related to impairments of intangible and fixed assets, as well as inventory reserves.

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

The Company also evaluated its ability to recover the carrying value of long-lived assets supporting the VMS business (customer relationships and PP&E) by comparing the carrying amount of those assets to the future undiscounted cash flows over the estimated life of the identified primary asset. The result of this evaluation was that the cash flows would not be sufficient to recover the carrying value of the assets requiring the Company to compare the carrying value of those assets to their fair value. The Company used an excess earnings discounted cash flow model to determine the estimated fair value of the long-lived assets. The key assumptions utilized in the Company's impairment analysis were the same as those used to estimate the fair value of the trade name. The valuation resulted in a fair value of the long-lived assets that is below their carry value requiring a pre-tax impairment charge of $75.8. The impairment charge was allocated $60.0 to the PP&E of the VMS business and $15.8 to the remaining customer relationship intangible asset. The remaining carrying values of the PP&E and the customer relationship intangible asset specific to the VMS business at September 30, 2025 were $142.8 and $0.0, respectively.

A summary of the VMS intangible and fixed asset impairment charges recorded in the third quarter of 2024 are as follows:

December 31,
2024
Trade Name	$281.3
Customer Relationship Intangible Asset	15.8
PP&E	60.0
Total VMS impairment charges	$357.1

The Company’s global WATERPIK® business has continued to experience a significant decline in customer demand for many of its products, primarily due to lower consumer spending for discretionary products from inflation and a growing number of water flosser consumers switching to more value-branded products. Waterpik's profitability has also been impacted by tariffs imposed on its products imported into the United States. In May 2025 the Company announced that it was exiting the WATERPIK® showerheads business. As a result of these factors, the WATERPIK® business has experienced a significant decline in sales and profits resulting in a reduction in expected future cash flows which have eroded a substantial portion of the excess between the fair and carrying value of the trade name. This indefinite-lived intangible asset may be susceptible to impairment and a continued decline in fair value could trigger a future impairment charge of the WATERPIK® trade name. The carrying value of the WATERPIK® trade name is $644.7 and fair value represented 135% of the carrying value as of October 1, 2024 (the date of the Company's last annual impairment test). The key assumptions used in the projections from the Company’s October 1, 2024 impairment analysis include a discount rate of 8.1%, revenue growth rates between 2% and 7% and EBITA margins between 25% and 29%. These assumptions were based on current market conditions as of the date of the impairment analysis, recent trends and management’s expectation of the success of initiatives to lower costs and to develop lower-cost water flosser alternatives as well as improvement in the supply chain including a reduction in tariff exposure. While management has implemented strategies to address the risk, significant changes in operating plans, adverse changes in consumer behavior or the global macro-economic environment or in global government policy decisions (including tariffs) could reduce the underlying cash flows used to estimate fair value which may result in an impairment.

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	September 30, 2025					December 31, 2024
	Gross				Amortization	Gross
	Carrying	Accumulated	Impairment		Period	Carrying	Accumulated	Impairment
	Amount	Amortization	Charges(2)	Net	(Years)	Amount	Amortization	Charges(1)	Net
Amortizable intangible assets:
Trade Names	$2,113.3	$(537.4)	$(11.6)	$1,564.3	3-20	$1,383.4	$(479.6)	$0.0	$903.8
Customer Relationships	599.0	(358.8)	(0.7)	239.5	15-20	644.9	(402.1)	(15.8)	227.0
Patents/Formulas	205.6	(136.2)	0.0	69.4	4-20	205.5	(127.2)	0.0	78.3
Total	$2,917.9	$(1,032.4)	$(12.3)	$1,873.2		$2,233.8	$(1,008.9)	$(15.8)	$1,209.1

(1) The $15.8 impairment charge (as discussed above) relates to the VMS customer relationship intangible asset, which had a gross value of $79.2 and accumulated amortization of $63.4 prior to full impairment.

(2) The $12.3 impairment charge relates to the Flawless trade name and Spinbrush customer relationship intangible asset, which had a gross value of $76.2 and accumulated amortization of $63.9 prior to full impairment. The impairments were a result of the Company's decision to exit these businesses.

Intangible amortization expense was $32.7 and $30.7 for the third quarter of 2025 and 2024, respectively. Intangible amortization expense amounted to $86.9 and $92.2 for the first nine months of 2025 and 2024, respectively. The Company estimates that intangible amortization expense will be approximately $121.0 in 2025 and approximately $135.0 declining to $122.0 annually over the next five years.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2024	$2,061.1	$237.2	$134.9	$2,433.2
Touchland acquired goodwill	207.4	0.0	0.0	207.4
Other	0.4	0.0	0.0	0.4
Balance at September 30, 2025	$2,268.9	$237.2	$134.9	$2,641.0

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

A summary of the Company’s lease information is as follows:

		September 30,	December 31,
	Classification	2025	2024
Assets
Right of use assets	Other Assets	$178.5	$182.3

Liabilities
Current lease liabilities	Accrued Expenses and Other Liabilities	$28.9	$32.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	167.6	168.5
Total lease liabilities		$196.5	$200.9

Other information
Weighted-average remaining lease term (years)		7.2	7.4
Weighted-average discount rate		4.8%	4.6%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Statement of Income (Loss)
Lease cost(1)	$10.5	$10.0	$31.5	$29.8

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$1.0	$1.2	$19.7	$19.6
Cash paid for amounts included in the measurement of lease liabilities	$10.7	$8.7	$31.9	$25.0
(1)
Lease expense is included in Cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first nine months of 2025 and 2024 was $24.3 and $22.8, respectively, and is included in the Amortization caption in the condensed consolidated statement of cash flows.
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

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2025	$10.5
2026	35.8
2027	32.7
2028	28.8
2029	28.4
2030 and thereafter	97.9
Total future minimum lease commitments	234.1
Less: Imputed interest	(37.6)
Present value of lease liabilities	$196.5

13.
Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$772.7	$705.1
Accrued marketing and promotion costs	222.2	259.6
Accrued wages and related benefit costs	110.2	151.4
Other accrued current liabilities	217.3	162.8
Total	$1,322.4	$1,278.9

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

As of September 30, 2025 and December 31, 2024, the obligations outstanding related to the SCF program amounted to $120.1 and $98.5, respectively and were recorded within Accounts Payable in the Condensed Consolidated Balance Sheets. Payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows amounted to $298.9 and $292.3 as of September 30, 2025 and 2024, respectively.

14.
Long-Term Debt

Long-term debt consist of the following:

	September 30,	December 31,
	2025	2024

Long-term debt
3.15% Senior notes due August 1, 2027	$425.0	$425.0
Less: Discount	(0.1)	(0.1)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.5)	(0.6)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.7)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.1)	(2.2)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(17.0)	(16.6)
Total long-term debt	$2,204.5	$2,204.6

New Credit Agreement

On July 17, 2025, the Company entered into an unsecured revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. The terms of the Credit Agreement are substantially the same as the terms for the credit facility entered into on June 16, 2022.

15.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at January 1, 2024	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	5.3	(0.2)	7.3	12.4
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(1.6)	(1.6)
Tax benefit (expense)	0.0	0.0	(1.8)	(1.8)
Other comprehensive income (loss)	5.3	(0.2)	3.9	9.0
Balance at September 30, 2024	$(32.5)	$4.4	$9.9	$(18.2)

Balance at January 1, 2025	$(53.2)	$4.4	$17.9	$(30.9)
Other comprehensive income (loss) before reclassifications	20.4	0.5	(9.0)	11.9
Amounts reclassified to condensed consolidated statement of income (a) (b)	0.0	0.0	(4.4)	(4.4)
Tax benefit (expense)	0.0	(0.1)	3.5	3.4
Other comprehensive income (loss)	20.4	0.4	(9.9)	10.9
Balance at September 30, 2025	$(32.8)	$4.8	$8.0	$(20.0)

(a)
Amounts reclassified to cost of sales, selling, general and administrative expenses or interest expense.
(b)
The Company reclassified a gain of $0.7 and $0.6 to the condensed consolidated statements of income during the three months ended September 30, 2025 and 2024, respectively.

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

b. As of September 30, 2025, the Company had commitments of approximately $338.5. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of September 30, 2025, the Company had various guarantees and letters of credit totaling $8.5.

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

In connection with the July 16, 2025 Touchland Acquisition, contingent upon the achievement of certain 2025 net sales thresholds, the Touchland Acquisition may require payment of additional consideration up to a maximum of $180.0 in cash in the second quarter of 2026. The initial fair value of this business acquisition liability was $140.0, which was established in the purchase price allocation. During the third quarter of 2025, the Company increased the fair value of the business acquisition liability to $147.0 based on updated net sales forecasts and the passage of time. The changes in fair value were recorded within the Consumer Domestic segment. The Company deferred an additional cash payment of $5.0 to satisfy certain indemnification obligations. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing.

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

17.
Related Party Transactions

The following summarizes the balances and transactions between the Company and Armand Products Company (“Armand”) and the ArmaKleen Company (“ArmaKleen”), in each of which the Company held a 50% ownership interest:

	Armand		ArmaKleen(2)
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Purchases by Company	$9.5	$10.6	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$1.0
Outstanding Accounts Receivable	$0.5	$0.5	$0.0	$0.7
Outstanding Accounts Payable	$1.1	$0.9	$0.0	$0.0
Administration & Management Oversight Services (1)	$1.9	$1.7	$0.0	$1.6

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

The Company also has equity in earnings of affiliates which is not reflected in a reportable segment. As of September 30, 2025, the Company held 50% ownership interests in Armand. The Company's 50% interest in ArmaKleen was sold to our joint venture partner in October of 2024. The Company’s equity in earnings of Armand and ArmaKleen, totaled $2.2 and $3.0 for the three months ended September 30, 2025 and 2024, respectively, and $6.6 and $7.2 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following tables present financial information relating to the Company’s segments for the three months ended and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,219.7	$290.1	$75.8	-	$1,585.6
Cost of sales	647.1	156.8	49.8	17.5	871.2
Gross Profit	572.6	133.3	26.0	(17.5)	714.4
Marketing expenses	152.6	49.5	0.8	-	202.9
Research and Development(2)	32.3	3.2	0.7	-	36.2
Selling, general and administrative expenses	170.6	51.8	15.8	(17.5)	220.7
Income from Operations	217.1	28.8	8.7	-	254.6

	Three Months Ended September 30, 2024
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,170.8	$267.7	$72.1	-	$1,510.6
Cost of sales	614.0	151.6	46.2	15.7	827.5
Gross Profit	556.8	116.1	25.9	(15.7)	683.1
Marketing expenses	146.0	39.1	0.7	-	185.8
Research and Development(2)	32.3	2.9	0.8	-	36.0
Selling, general and administrative expenses	148.6	47.4	15.4	(15.7)	195.7
VMS Trade name and other asset impairments	327.4	29.7	-	-	357.1
(Loss) Income from Operations	(97.5)	(3.0)	9.0	-	(91.5)

	Nine Months Ended September 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$3,503.6	$829.6	$225.8	-	$4,559.0
Cost of sales(3)	1,885.0	460.4	142.5	50.1	2,538.0
Gross Profit	1,618.6	369.2	83.3	(50.1)	2,021.0
Marketing expenses	378.4	115.7	2.5	-	496.6
Research and Development(2)	93.3	9.4	2.1	-	104.8
Selling, general and administrative expenses(4)	467.8	145.0	45.3	(50.1)	608.0
Income from Operations	679.1	99.1	33.4	-	811.6

	Nine Months Ended September 30, 2024
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$3,506.6	$786.4	$232.1	-	$4,525.1
Cost of sales	1,802.1	444.6	147.0	49.2	2,442.9
Gross Profit	1,704.5	341.8	85.1	(49.2)	2,082.2
Marketing expenses	385.5	102.9	1.8	-	490.2
Research and Development(2)	87.5	9.1	2.5	-	99.1
Selling, general and administrative expenses	454.2	132.3	48.1	(49.2)	585.4
VMS Trade name and other asset impairments	327.4	29.7	-	-	357.1
Income from Operations	449.9	67.8	32.7	-	550.4
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
(3)
In the first nine months of 2025, the results include $30.4 of non-cash charges related to impairments of fixed assets, as well as inventory reserves primarily recorded in Consumer Domestic as a result of announcing that we are exiting the Flawless, Spinbrush and Waterpik showerhead businesses.
(4)
In the first nine months of 2025, the results include $20.6 of non-cash charges related to impairments of intangible assets, primarily recorded in Consumer Domestic as a result of announcing that we are exiting the Flawless, Spinbrush and Waterpik showerhead businesses.

Other segment expenses for the three months ended and nine months ended September 30, 2025 and 2024 include the following

	Consumer Domestic	Consumer International	SPD	Total Consolidated
Depreciation & Amortization
Third Quarter 2025	$54.9	$6.3	$2.9	$64.1
Third Quarter 2024	51.2	6.7	2.3	60.2

First Nine Months of 2025	$153.4	$19.5	$8.7	$181.6
First Nine Months of 2024	150.1	19.8	7.5	177.4

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Household Products	$646.7	$637.4	$1,911.6	$1,929.5
Personal Care Products	573.0	533.4	1,592.0	1,577.1
Total Consumer Domestic	1,219.7	1,170.8	3,503.6	3,506.6
Total Consumer International	290.1	267.7	829.6	786.4
Total SPD	75.8	72.1	225.8	232.1
Total Consolidated Net Sales	$1,585.6	$1,510.6	$4,559.0	$4,525.1

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

Overview

We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal nutrition, chemicals and commercial products. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; VITAFUSION® and L’IL CRITTERS® gummy dietary supplements for adults and children, respectively; BATISTE® dry shampoo; WATERPIK® water flossers and showerheads; THERABREATH® oral care products; HERO® acne treatment products; TROJAN® condoms, lubricants and vibrators; SPINBRUSH® battery-operated toothbrushes; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; ZICAM® cold shortening and relief products; and TOUCHLAND® hand sanitizer products. Eight of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those eight brands are ARM & HAMMER®; OXICLEAN®; VITAFUSION® and L’IL CRITTERS®; BATISTE®; WATERPIK®; THERABREATH®; HERO®; and TOUCHLAND® and represent approximately 70% of our net sales and profits.

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

We operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”).

Recent Developments

Global Economic Conditions and Trade Policies

We continue to experience increased commodity cost volatility and economic uncertainty primarily due to rapid changes in U.S. trade policies including shifting changes in tariff policy. We continue to evaluate these evolving developments and have begun to take action to mitigate their impact on our business, including taking strategic actions for certain business lines (see Strategic Business Decisions), shifting production and relocating manufacturing operations, finding alternative sources of supply, most notably ceasing the import of substantially all Waterpik flossers and other products from China into the U.S., potential price increases, adjusting inventories, lobbying and seeking exemptions with respect to tariffs. While the tariff situation remains fluid, we are focused on managing through these challenges. We are currently projecting twelve-month run-rate tariff costs of approximately $25.0 net of mitigation activities. Over the next 12 months, we believe our tariff cost exposure can be further reduced through additional supply chain efforts and surgical pricing.

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

On August 1, 2025, we announced that we are performing a strategic review of our vitamin business. This review includes potential actions to streamline our supply chain to strengthen the core business, joint venture or other partnership opportunities, and divestiture options. We expect to complete our strategic review by the end of 2025.

Share Repurchases

In May 2025, the Company entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $300.0 to the bank, inclusive of fees, and received 2.8 million shares in May 2025 and 0.3 million shares in August 2025 at an average total share price of $95.71. The Company purchased all 3.1 million shares under the evergreen share repurchase program and used cash on hand to fund the purchase price.

In August and September 2025, the Company executed open market purchases of 3.2 million shares for $300.0, inclusive of fees, of which $170.0 was purchased under the evergreen share repurchase program and $130.0 was purchased under the 2021 Share Repurchase Program (as defined below). The shares were purchased at an average share price of $92.81 and the Company used cash on hand to fund the open market purchases.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. The tax provisions in OBBBA are not expected to have a material impact on our financial position and results of operations, and we expect a marginal benefit to cash flows.

Touchland Acquisition

On July 16, 2025, we completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). We paid $656.4, net of cash acquired, and granted rights to Touchland’s founder to receive shares of our common stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as a compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. Payment of a $5.0 portion of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equityholders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. Contingent upon the achievement of certain 2025 net sales thresholds, the Touchland Acquisition may require payment of additional earnout consideration up to a maximum of $180.0 in cash in the second quarter of 2026. The majority of the purchase price was allocated to the trade name. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0. The Touchland Acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments.

New Credit Agreement

On July 17, 2025, the Company entered into an unsecured revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. The terms of the Credit Agreement are substantially the same as the terms for the credit facility entered into on June 16, 2022.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2025	Prior Year	September 30, 2024
Net Sales	$1,585.6	5.0%	$1,510.6
Gross Profit	$714.4	4.6%	$683.1
Gross Margin	45.1%	-10 basis points	45.2%
Marketing Expenses	$202.9	9.2%	$185.8
Percent of Net Sales	12.8%	50 basis points	12.3%
Selling, General & Administrative Expenses	$256.9	10.9%	$231.7
Percent of Net Sales	16.2%	90 basis points	15.3%
VMS Trade name and other asset impairments	$0.0	-100.0%	$357.1
Percent of Net Sales	0.0%	-2,370 basis points	23.7%
Income (loss) from Operations	$254.6	-378.3%	$(91.5)
Operating Margin	16.1%	2,220 basis points	(6.1%)
Net income (loss) per share - Diluted	$0.75	-341.9%	$(0.31)

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2025	Prior Year	September 30, 2024
Net Sales	$4,559.0	0.7%	$4,525.1
Gross Profit	$2,021.0	-2.9%	$2,082.2
Gross Margin	44.3%	-170 basis points	46.0%
Marketing Expenses	$496.6	1.3%	$490.2
Percent of Net Sales	10.9%	10 basis points	10.8%
Selling, General & Administrative Expenses	$712.8	4.1%	$684.5
Percent of Net Sales	15.6%	50 basis points	15.1%
VMS Tradename and other asset impairments	$0.0	-100.0%	$357.1
Percent of Net Sales	0.0%	-790 basis points	7.9%
Income from Operations	$811.6	47.5%	$550.4
Operating Margin	17.8%	560 basis points	12.2%
Net income per share - Diluted	$2.41	49.7%	$1.61

Net Sales

Net sales for the quarter ended September 30, 2025 were $1,585.6, an increase of $75.0 or 5.0% as compared to the same period in 2024. Net sales for the nine months ended September 30, 2025 were $4,559.0, an increase of $33.9 or 0.7% over the comparable nine month period of 2024. The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2025	2025
Product volumes sold(1)	4.0%	1.1%
Pricing/Product mix(2)	(0.6%)	(0.4%)
Foreign exchange rate fluctuations	0.2%	(0.2%)
Exit of product lines(3)	(1.2%)	(0.8%)
Acquisitions(4)	2.6%	1.0%
Net Sales increase	5.0%	0.7%

(1)
For the three months ended September 30, 2025, the volume change reflects increased product unit sales in all three segments. For the nine months ended September 30, 2025, the volume change reflects increased product unit sales in the Consumer Domestic and Consumer International segments, partially offset by decreased product unit sales in the SPD segment.

(2)
For both the three and nine months ended September 30, 2025, price/mix was unfavorable in the Consumer Domestic segment, partially offset by the SPD and Consumer International segments.
(3)
In the second quarter of 2025, we announced that we are exiting the Flawless, Spinbrush, and Waterpik showerheads businesses. In the first quarter of 2024, we exited the MEGALAC supplement portion of the SPD Animal Nutrition business. In the second quarter of 2024 we sold the Passport food safety business.
(4)
In the third quarter of 2025, we completed the acquisition of Touchland. In the second quarter of 2024 we acquired substantially all of Graphico.

Gross Profit / Gross Margin

Our gross profit was $714.4 for the three months ended September 30, 2025, a $31.3 increase as compared to the same period in 2024. Gross margin decreased 10 basis points (“bps”) in the third quarter of 2025 compared to the same period in 2024. The decline in gross margin was due primarily to the impact of higher manufacturing costs of 220 bps (including labor, commodities and tariffs, net of tariff mitigation actions), partially offset by the impact of productivity programs of 170 bps, benefits from the Touchland Acquisition of 20 bps, favorable price/mix/volume of 10 bps, and favorable foreign exchange of 10 bps.

Gross profit was $2,021.0 for the nine months ended September 30, 2025, a $61.2 decrease compared to the same period in 2024. Gross margin decreased 170 bps in the first nine months of 2025 compared to the same period in 2024. The decline in gross margin was due primarily to costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of 70 bps and tariff refunds in the prior year of 70 bps. Excluding these items, gross margin decreased by 30 bps due to the impact of higher manufacturing costs of 180 bps (including labor, commodities and tariffs, net of tariff mitigation actions), unfavorable price/mix/volume of 10 bps, and an unfavorable recall impact of 10 bps, partially offset by the impact of productivity programs of 160 bps, and benefits from the Touchland Acquisition of 10 bps.

Operating Expenses

Marketing expenses for the three months ended September 30, 2025 were $202.9, an increase of $17.1 or 9.2% as compared to the same period in 2024. Marketing expenses as a percentage of net sales in the third quarter of 2025 increased by 50 bps to 12.8% compared to 12.3% in the same period in 2024 due to 110 bps on higher expense as we invest in our brands to drive market share growth and support new products, offset by 60 bps of leverage on higher net sales. Marketing expenses for the nine months ended September 30, 2025 were $496.6, an increase of $6.4 or 1.3% as compared to the same period in 2024. Marketing expenses as a percentage of net sales for the first nine months of 2025 increased by 10 bps to 10.9% as compared to 10.8% in the same period in 2024 due to 20 bps on higher expense, as we invest in our brands to drive market share growth and support new products, offset by 10 bps of leverage on higher net sales.

SG&A expenses were $256.9 in the third quarter of 2025, an increase of $25.2 or 10.9% as compared to the same period in 2024. SG&A as a percentage of net sales increased 90 bps to 16.2% in the third quarter of 2025 as compared to 15.3% in the same period in 2024. The increase is due to 160 bps on higher expenses, primarily due to the Touchland acquisition, offset by 70 bps of leverage associated with higher sales. SG&A expenses for the first nine months of 2025 were $712.8, an increase of $28.3 or 4.1% as compared to the same period in 2024. SG&A as a percentage of net sales increased 50 bps to 15.6% in the first nine months of 2025 compared to 15.1% in 2024. The increase is due to 60 bps on higher expenses, primarily due to non-cash asset impairment costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $20.6, costs associated with the Touchland acquisition, offset by 10 bps of leverage on higher net sales.

Nonoperating Expenses

VMS Tradename and other asset impairment charges were $357.1 million for the three and nine months ended September 30, 2024 related to non-cash charges to adjust the carrying value of intangible assets and property, plant, and equipment related to the VMS business. The impairment was due to a continued decline in market share and a deterioration in the financial performance for the VMS business, which includes the VITAFUSION and L'IL CRITTERS tradename, primarily due to significant product competition coming from new category entrants, including private label. See Note 11, “Goodwill and Other Intangibles, Net” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest income for the three months ended September 30, 2025 decreased $7.7 to $2.9 as compared to the same period in 2024 due to lower investment income from lower average cash balances. Interest income for the nine months ended September 30, 2025 increased $3.7 to $21.4 as compared to the same period in 2024.

Interest expense for the three months ended September 30, 2025 increased $0.4 to $23.8, as compared to the same period in 2024. Interest expense for the nine months ended September 30, 2025 decreased $1.0 to $70.6 as compared to the same period in 2024.

Other income (expense) was nominal for the three and nine months ended September 30, 2025 and 2024.

Income Taxes

The effective tax rate for the three months ended September 30, 2025 was 22.9%. The effective tax rate for the three months ended September 30, 2024 was a benefit of 25.9%. The effective tax benefit of 25.9% for the three months ended September 30, 2024 was impacted by the non-cash VMS impairment charge. Excluding the VMS impairment charge, the effective tax rate for the three months ended September 30, 2024 was 23.8%. The decrease in the tax rate for the three months ended September 30, 2025 is primarily attributable to state tax refund claims.

The effective tax rate for the nine months ended September 30, 2025 was 22.8%. The effective tax rate for the nine months ended September 30, 2024 was 21.3%. The effective tax rate for the nine months ended September 30, 2024 was impacted by the non-cash VMS impairment charge. Excluding the VMS impairment charge, the effective tax rate for the nine months ended September 30, 2024 was 22.6%.

The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on our financial position and results of operations, and we expect a marginal benefit to cash flows.

Segment results

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational structure.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty products

Segment net sales and income from operations for the three and nine months ended September 30, 2025 and September 30, 2024 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
Third Quarter 2025	$1,219.7	$290.1	$75.8	$1,585.6
Third Quarter 2024	1,170.8	267.7	72.1	1,510.6
First Nine Months of 2025	$3,503.6	$829.6	$225.8	$4,559.0
First Nine Months of 2024	3,506.6	786.4	232.1	4,525.1

Income (Loss) from Operations
Third Quarter 2025	$217.1	$28.8	$8.7	$254.6
Third Quarter 2024	(97.5)	(3.0)	9.0	(91.5)
First Nine Months of 2025	$679.1	$99.1	$33.4	$811.6
First Nine Months of 2024	449.9	67.8	32.7	550.4

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Household Products	$646.7	$637.4	$1,911.6	$1,929.5
Personal Care Products	573.0	533.4	1,592.0	1,577.1
Total Consumer Domestic	1,219.7	1,170.8	3,503.6	3,506.6
Total Consumer International	290.1	267.7	829.6	786.4
Total SPD	75.8	72.1	225.8	232.1
Total Consolidated Net Sales	$1,585.6	$1,510.6	$4,559.0	$4,525.1

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care and hair care products, cold and remedy products, and gummy dietary supplements.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2025 were $1,219.7, an increase of $48.9 or 4.2% as compared to the same period in 2024. Consumer Domestic net sales for the nine months ended September 30, 2025 were $3,503.6, a decrease of $3.0 or 0.1% as compared to the same period in 2024. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2025	2025
Product volumes sold	3.7%	0.2%
Pricing/Product mix	(1.4%)	(0.8%)
Exit of product lines (1)	(1.4%)	(0.6%)
Acquisition(2)	3.3%	1.1%
Net Sales increase (decrease)	4.2%	(0.1)%

(1)
In the second quarter of 2025, we announced that we are exiting the Flawless, Spinbrush, and Waterpik showerheads businesses.
(2)
The Touchland acquisition is included in our results since July 16, 2025, the date of acquisition.

The increase in net sales for the three months ended September 30, 2025, reflects the impact of the Touchland® Acquisition and growth from THERABREATH® mouth wash, HERO® acne treatment products, ARM & HAMMER® Cat Litter, and TROJAN® condoms, partially offset by declines from VITAFUSION® gummy dietary supplements, and WATERPIK® Oral Care. The decrease in net sales for the nine-month period ending September 30, 2025, includes declines from VITAFUSION® gummy dietary supplements, OXICLEAN® Stain Fighters and WATERPIK® Oral Care, partially offset by the impact of the Touchland® Acquisition and growth from THERABREATH® mouth wash and HERO® acne treatment products.

Consumer Domestic income from operations for the third quarter of 2025 was $217.1, an increase of $314.6 as compared to the third quarter of 2024. Income from operations was impacted in the third quarter of 2025 by Touchland transaction-related costs of $12.2 and in 2024 by the VMS non-cash intangible and PP&E impairment charges of $327.4. Excluding these charges, Consumer Domestic income from operations was comparable to the third quarter of 2024. The impact of higher sales volumes of $37.8 and the benefit of productivity programs of $23.3 was offset by higher manufacturing and distribution expenses of $33.3 (including tariffs), higher SG&A expenses of $9.3, unfavorable price/mix of $12.1, and higher marketing expenses of $6.7.

For the nine-month period ended September 30, 2025, income from operations was $679.1 an increase of $229.2 as compared to the first nine months of 2024. Income from operations was impacted for the nine-month period ended 2025 by non-cash charges associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $47.2 and Touchland transaction-related costs of $12.2. Income from operations was impacted for the nine-month period ended 2024 by the VMS non-cash intangible and PP&E impairment charges of $327.4. Excluding these charges, Consumer Domestic income from operations decreased $38.8. The decrease is primarily due to higher manufacturing and distribution expenses of $102.3 (including tariffs), and unfavorable price/mix of $30.9, partially offset by the benefit of productivity programs of $66.7, the impact of higher sales volumes of $11.0, lower marketing expenses of $7.1, and lower SG&A expenses of $12.2.

Consumer International

Consumer International net sales were $290.1 in the third quarter of 2025, an increase of $22.4 or 8.4% as compared to the same period in 2024. Consumer International net sales in the first nine months of 2025 were $829.6, an increase of $43.2 or 5.5% as compared to the same period in 2024. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2025	2025
Product volumes sold	5.9%	5.5%
Pricing/Product mix	1.8%	0.6%
Foreign exchange rate fluctuations	1.0%	(1.0%)
Exit of product lines (1)	(1.1%)	(0.5%)
Acquisitions(2)	0.8%	0.9%
Net Sales increase	8.4%	5.5%

(1)
In the second quarter of 2025, we announced the exit of the Flawless, Spinbrush, and Waterpik showerheads businesses.
(2)
The Touchland acquisition is included in our results since July 16, 2025, the date of acquisition. The Graphico acquisition is included in our results since June 1, 2024, the date of acquisition.

Excluding the impact of foreign exchange rates, sales growth in the third quarter ended September 30, 2025 was driven by HERO® acne treatment products in the Global Markets Group ("GMG"), Canada, Germany, France, UK and Australia, THERABREATH® mouth wash in GMG and Canada, WATERPIK® Oral Care, BATISTE® dry shampoo and FEMFRESH in GMG, and ARM & HAMMER® Dental Care in Mexico. The increase in net sales for the nine-month period ending September 30, 2025, was driven HERO® acne treatment products in Canada, GMG, Europe, Germany, France, UK and Australia, THERABREATH® mouth wash in GMG and Canada, FEMFRESH in GMG and ARM & HAMMER® Baking Soda in GMG.

Consumer International income from operations was $28.8 in the third quarter of 2025, an increase of $31.8 as compared to the third quarter of 2024. Income from operations was impacted in the third quarter of 2024 by the VMS non-cash intangible and PP&E impairment charges of $29.7. Excluding the non-cash impairment charges, Consumer International income from operations increased $2.1. The increase is due primarily to the impact of higher sales volumes of $6.0, favorable price/mix of $5.0, lower manufacturing and distribution expenses of $4.1 (including tariffs), and favorable foreign exchange rates of $2.3, partially offset by higher marketing expenses of $10.4, and higher SG&A expenses of $4.8. For the first nine months of 2025, income from operations was $99.1, an increase of $31.3 as compared to the same period in 2024. Income from operations was impacted for the nine-month period ended 2025 by the non-cash charges associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $3.8 and in the nine month-period ended 2024 by the VMS non-cash intangible and PP&E impairment charges of $29.7. Excluding these non-cash impairment charges, Consumer International income from operations increased $5.4. The increase is due primarily to the impact of higher sales volumes of $17.7, a favorable price/mix of $15.7, and lower manufacturing and distribution expenses of $1.5, partially offset by higher marketing expenses of $12.6, higher SG&A expenses of $11.1, and unfavorable foreign exchange rates of $5.6.

Specialty Products (“SPD”)

SPD net sales were $75.8 in the third quarter of 2025, an increase of $3.7 or 5.1% as compared to the same period in 2024. SPD net sales were $225.8 for the first nine months of 2025, a decrease of $6.3, or 2.7% as compared to the same period in 2024. The components of the net sales change are the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2025	2025
Product volumes sold	1.7%	(0.3%)
Pricing/Product mix	2.5%	2.8%
Foreign exchange fluctuations	0.0%	0.3%
Exit of product lines (1)	0.9%	(5.5%)
Net Sales increase (decrease)	5.1%	(2.7%)

(1)
We exited the MEGALAC supplement portion of the Animal Nutrition business in the first quarter of 2024 and sold the Passport food safety business in the second quarter of 2024.

Net sales excluding product line divestitures increased in the three and nine months ended September 30, 2025 primarily due to growth in our sodium bicarbonate and animal nutrition businesses.

SPD income from operations was $8.7 in the third quarter of 2025, comparable to the same period in 2024 as favorable price/mix of $1.8 and higher volumes of $1.0 were offset by unfavorable manufacturing costs of $2.8 and higher SG&A expenses of $0.3. SPD income from operations was $33.4 in the first nine months of 2025, an increase of $0.7 as compared to the same period in 2024 due primarily to favorable price/product mix of $6.1 and lower SG&A expenses of $3.2 mainly from divestitures, partially offset by unfavorable manufacturing costs of $5.1, the impact of lower sales volumes of $2.9, and higher marketing expenses of $0.7.

Equity in Earnings of Affiliates

Equity in earnings of affiliates represents the results of Armand in the three and nine months of 2025 and 2024 and ArmaKleen in the first three and nine months of 2024. In October 2024, the Company sold its 50% interest in ArmaKleen to our joint venture partner.

Liquidity and Capital Resources

On July 17, 2025, the Company entered into an unsecured revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $1,500.0 commercial paper program.

As of September 30, 2025, we had $305.3 in cash and cash equivalents, and approximately $1,993.0 available through our revolving credit facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

We have $528.9 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2025.

The 2021 Share Repurchase Program did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under our incentive plans.

In May 2025, we entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. We paid $300.0 to the bank, inclusive of fees, and received 2.8 million shares in May 2025 and 0.3 million shares in August 2025 at an average total share price of $95.71. We purchased all 3.1 million shares under the evergreen share repurchase program and used cash on hand to fund the purchase price.

In August and September 2025, we executed open market purchases of 3.2 million shares for $300.0, inclusive of fees, of which $170.0 was purchased under the evergreen share repurchase program and $130.0 was purchased under the 2021 Share Repurchase Program. The shares were purchased at an average share price of $92.81 and we used cash on hand to fund the open market purchases.

On January 29, 2025, the Board declared a 4% increase in the regular quarterly dividend from $0.28375 to $0.295 per share, equivalent to an annual dividend of $1.18 per share payable to stockholders of record as of February 14, 2025. The increase raises the annual dividend payout from $277.0 to approximately $287.0 on an annualized basis.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $120.0 in 2025 including manufacturing capacity investments for THERABREATH® and Sterimar and an enterprise resource planning (ERP) project. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Net cash provided by operating activities	$852.0	$863.9
Net cash used in investing activities	$(725.3)	$(138.1)
Net cash used in financing activities	$(793.9)	$(318.3)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the nine months ended September 30, 2025 decreased by $11.9 to $852.0 as compared to $863.9 in the same period in 2024 due to an increase in working capital partially offsetting an increase in cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to lower accounts payable and accrued expense balances mainly due to lower inventory purchases partially offset by lower inventory and higher cash collections. The timing of inventory purchases as well as lower accounts receivable balances are mainly due to lower sales in our consumer domestic business. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended September 30, 2025 and 2024:

	Quarter ended as of
	September 30, 2025	September 30, 2024	Change
Days of sales outstanding in accounts receivable ("DSO")	34	34	-
Days of inventory outstanding ("DIO")	66	70	(4)
Days of accounts payable outstanding ("DPO")	77	75	(2)
Cash conversion cycle	23	29	(6)

Our cash conversion cycle (defined as the sum of DSO and DIO less DPO) which is calculated using a quarter-to-quarter two-period average method, decreased six days from the prior year. The decrease in DIO is primarily due to a greater focus on inventory management in a volatile environment. The increase in DPO is primarily from higher average accounts payable balances from extending payment terms with some vendors. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2025 was $725.3, primarily reflecting $656.4 for the Touchland Acquisition and $67.2 for additions to property, plant, and equipment. Net cash used in investing activities during the first nine months of 2024 was $138.1, primarily reflecting $125.2 for property, plant and equipment additions and $19.9 for the Graphico Acquisition, partially offset by $6.6 of proceeds from the sale of assets.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2025 was $793.9, reflecting $600.0 of share repurchases, $216.4 of cash dividend payments and $5.9 related to the payment of a business acquisition liability, partially offset by $33.1 of proceeds from stock option exercises. Net cash used in financing activities during the first nine months of 2024 was $318.3 reflecting $200.4 of net debt payments and $207.4 of cash dividend payments, partially offset by $90.3 of proceeds from stock option exercises.

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the Touchland Acquisition; the impact of tariffs; the intended benefits of the exploration of strategic alternatives; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the decline of condom usage; the Company’s hedge programs; the impact of foreign exchange, and commodity price fluctuations; impairments and other charges; the Company’s investments in joint ventures; the impact of acquisitions and divestitures; capital expenditures; the Company’s effective tax rate; the impact of tax audits; tax changes; the effect of the credit environment on the Company’s liquidity and capital resources; the Company’s fixed rate debt; compliance with covenants under the Company’s debt instruments; the Company’s commercial paper program; the Company’s current and anticipated future borrowing capacity to meet capital expenditure program costs; the Company’s share repurchase programs; payment of dividends; environmental and regulatory matters; the availability and adequacy of raw materials, including trona reserves and the conversion of such reserves; and the customers and consumer acceptance of certain ingredients in our products. Other forward-looking statements in this report are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new regulations and legislation and change in regulatory priorities of the new U.S. presidential administration; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company's products and its suppliers in the United States and other countries where it or its suppliers operate; the impact on the global economy of the Russia/Ukraine war or conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war or conflict in the Middle East; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the risk that the Touchland Acquisition will not be successful or, that Touchland will not be integrated successfully; the risk that the cost savings from the Touchland Acquisition will not be fully realized or will take longer to realize than expected; the Company’s ability to complete the announced strategic alternatives for certain of our businesses and realize the intended benefits; the risk that the announcement of strategic alternatives could have an adverse effect on the Company; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

In May 2025, the Company entered into an accelerated share repurchase ("ASR") contract with a commercial bank to purchase Common Stock. The Company paid $300.0 to the bank, inclusive of fees, and received 2.8 million shares in May 2025 and 0.3 million shares in August 2025 at an average total share price of $95.71. The Company purchased all 3.1 million shares under the evergreen share repurchase program and used cash on hand to fund the purchase price.

In August and September 2025, the Company executed open market purchases of 3.2 million shares for $300.0, inclusive of fees, of which $170.0 was purchased under the evergreen share repurchase program and $130.0 was purchased under the 2021 Share Repurchase Program. The shares were purchased at an average share price of $92.81 and the Company used cash on hand to fund the open market purchases.

There remains $528.9 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2025.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
7/1/2025 to 7/31/2025	-	$-	-	$658,905,959
8/1/2025 to 8/31/2025	2,925,920	93.02	2,915,041	$528,905,959
9/1/2025 to 9/30/2025	640,253	92.17	638,587	$528,905,959
Total	3,566,173	$92.86	3,553,628

(1) Includes shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2) Includes purchases by certain officers of the Company.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” (as defined in Item 408(a) of Regulation S-K).

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

	(10.1)

Credit Agreement dated July 17, 2025, among Church & Dwight Co., Inc., the initial lenders named therein, Bank of America, N.A., as lead administrative agent, Wells Fargo Bank, National Association, as co-administrative agent and syndication agent, and Truist Bank, as syndication agent., incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 18, 2025.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	October 31, 2025	/s/ Lee B. McChesney
LEE B. MCCHESNEY
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	October 31, 2025	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)