Form 10-K
period 2025-12-31
CHURCH & DWIGHT CO INC /DE/
filed 2026-02-12
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $22.9 billion. For purposes of making this calculation only, the registrant excluded the shares of common stock (the “Common Stock”) of Church & Dwight Co., Inc. (the “Company”) held by directors, executive officers and beneficial owners of more than ten percent of the common stock. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2025.

As of February 9, 2026, there were 236,694,241 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain provisions of the registrant’s definitive proxy statement to be filed not later than April 30, 2026 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K (this “Annual Report”).

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of the Touchland acquisition; the impact of tariffs; the intended benefits of the exploration of strategic alternatives for certain of our businesses; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of acquisitions; and capital expenditures. Other forward-looking statements in this report may be identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new regulations and legislation and change in regulatory priorities; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company’s products and its suppliers in the United States and other countries where it or its suppliers operate; the impact on the global economy of the Russia/Ukraine war and conflicts in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war and conflicts in the Middle East or other inflationary pressures; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe or inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; impairment charges or other negative impacts to the value of the Company’s assets; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; our ability to complete the announced strategic alternatives for certain of our businesses and realize the intended benefits; the risk that the announcement of strategic alternatives could have an adverse effect on the Company; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

For a description of additional factors that could cause actual results to differ materially from the forward-looking statements, please see Item 1A, “Risk Factors” in this Annual Report.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the United States federal securities laws. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the United States Securities and Exchange Commission.

Unless otherwise specified or the context otherwise requires, all references in this Annual Report on Form 10-K to “Church & Dwight,” “we,” “us,” “our” and “Company” refer to Church & Dwight Co., Inc. and its consolidated subsidiaries.

TABLE OF CONTENTS

PART I

PART II

PART III

PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

We were founded in 1846 and incorporated in Delaware in 1925. We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal and food production, chemicals and cleaners. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; BATISTE® dry shampoo; WATERPIK® water flossers; THERABREATH® oral care products; HERO® acne treatment products; TOUCHLAND® hand sanitizers; TROJAN® condoms, lubricants and vibrators; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; and ZICAM® cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; BATISTE®; WATERPIK®; THERABREATH®; HERO® and TOUCHLAND® and represent approximately 70% of our net sales and profits. Prior to the sale of our VITAFUSION® and L'IL CRITTERS® (“VMS”) business at the end of 2025, we included VMS as an eighth “power brand.”

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND PRINCIPAL PRODUCTS

As discussed in more detail below, we operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”). Refer to Note 18 to the consolidated financial statements included in this Annual Report and the discussion in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning the results of each of our segments.

All domestic brand “rankings” contained in this Annual Report are based on dollar share rankings from Information Resources, Inc. (“IRI”) Total US – Multi Outlet (“MULO”) for the period ending December 28, 2025. Foreign brand “rankings” are derived from several sources.

The VMS business which was divested on December 31, 2025 is included in all values and statements, unless otherwise noted.

Recent Acquisitions

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp (“Touchland”), the developer of TOUCHLAND® hand sanitizer products (the “Touchland Acquisition”). The Company paid $656.0 million, net of cash acquired, at closing and entered an agreement to pay an additional amount based on 2025 net sales thresholds which will result in a cash payment of $159.0 million to be paid in the first half of 2026. In addition, the Company granted rights to Touchland’s founder to receive shares of our common stock valued at $50.0 million, with 50% of such shares vesting at each of the first-and-second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. Payment of a $5.0 million portion of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equity holders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. The Touchland Acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0 million.

Divestitures and Business Exits

On May 1, 2025, we announced that we would exit the Flawless, Spinbrush and Waterpik showerhead businesses, which we exited by the end of 2025. These businesses generated approximately $118.0 million of annual Net Sales in 2025. As a direct result of these actions, we recorded a pre-tax charge of $45.6 million (post-tax of $34.5 million) in 2025, of which $25.0 million was recorded in Cost of Sales and $20.6 million was recorded in SG&A. The charge was recorded in the second quarter within the Consumer Domestic segment and was comprised of non-cash charges related to impairments of intangible and fixed assets, as well as charges related to inventory valuation. A reduction to the second-quarter charge was recorded in the fourth quarter, reflecting final costs to exit the Spinbrush business.

On December 9, 2025, the Company announced a definitive agreement to sell the VitaFusion and L’il Critters brands to Piping Rock Health Products, Inc. The sale was completed on December 31, 2025, and included the VitaFusion and L’il Critters brands, relevant trademarks and licenses, and Church & Dwight's former manufacturing and distribution facilities in Vancouver and Ridgefield, Washington.

The VMS brands represented less than 5% of our 2025 net sales. As a result of this transaction, we incurred a one-time, pre-tax charge of $58.5 million (post-tax of $45.6 million) in the fourth quarter of 2025 which is included in Other income (expense), net in the Consolidated Statements of Income.

The decision to reposition our portfolio with these business exits enables us to devote greater focus to our portfolio’s faster growing value and premium product lines.

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

Household Products

In 2025, household products constituted approximately 54% of our Consumer Domestic sales and approximately 41% of our consolidated net sales.

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

Personal Care Products

In 2025, personal care products constituted approximately 46% of our Consumer Domestic sales and approximately 36% of our consolidated net sales.

Our personal care business was founded on the unique strengths of our ARM & HAMMER trademark and baking soda technology. We have expanded our personal care business through the acquisition of antiperspirants, oral care products, including mouthwash, depilatories, reproductive health products, oral analgesics, nasal saline moisturizers, cold shortening and relief, acne treatment, and hand sanitizers under a variety of other leading brand names.

ARM & HAMMER Baking Soda, when used as a dentifrice, helps whiten and polish teeth, removes plaque and leaves the mouth feeling fresh and clean. These properties led to the development of a complete line of sodium bicarbonate-based dentifrice products that are marketed and sold nationally primarily under the ARM & HAMMER® brand name. Our other personal care products include antiperspirants and deodorants under the ARRID® and ARM & HAMMER® brands, condoms under the TROJAN® brand (the number one condom brand in the U.S.), water flossers under the WATERPIK® brand (the number one water flosser brand in the U.S.), home pregnancy test kits under the FIRST RESPONSE® brand (the number two pregnancy test kit brand in the U.S.), hair-removal products under the NAIR® brand (the number one depilatory in the U.S.), oral analgesics and oral care products under the ORAJEL® brand (the number one oral care pain relief in the U.S.), cold shortening and relief products under the ZICAM® brand (the number one cold shortening brand in the U.S. ), a growing number of dry shampoo products under the BATISTE® brand (the world's number one dry shampoo brand), VIVISCAL® (the number two leading supplement for thinning hair in the U.S), TOPPIK® hair fiber brands (the number one leading brand of hair fiber cosmetics for thinning hair in the U.S.), oral care products under the THERABREATH® brand (the number one alcohol free mouthwash in the U.S.), nasal saline moisturizers and solutions under the SIMPLY SALINE® brand, the HERO® acne treatment products brands (the number one acne and acne patch brand in the U.S.), and hand sanitizers under the TOUCHLAND® brand (the number one hand sanitizer brand in the U.S.).

Consumer International

Our Consumer International segment markets a variety of personal care, household and over-the-counter products in international subsidiary markets, including Australia, Canada, France, Germany, Japan, Mexico, China and the United Kingdom. We also export to over 100 countries around the world through our global markets group (the “Global Markets Group” or “GMG”) using a broad network of third-party distributors.

Total Consumer International net sales represented approximately 18% of our consolidated net sales in 2025. Net sales of Consumer International originating in Europe, Canada, Australia and Mexico accounted for 24%, 23%, 7% and 8%, respectively, of our 2025 international net sales in this segment. No product line accounts for more than 20% of our total international net sales.

Some of our U.S. power brands such as ARM & HAMMER®, BATISTE®, HERO®, THERABREATH®, OXICLEAN®, TOUCHLAND® and WATERPIK® are distributed in many of our international markets. In addition, we also export unique brands such as STERIMAR® and FEMFRESH® out of the United Kingdom.

We also market the CURASH® line of baby care products in Australia, and GRAVOL® anti-nauseant and RUB-A535® topical analgesic in Canada and other international markets. We sell ANUSOL® hemorrhoid medications out of the United Kingdom, Canada, Australia and in other international markets. We also sell WATERPIK® water flossers in Australia, Canada, Germany, France, the United Kingdom, Mexico and in other international markets.

Specialty Products Division

Our SPD segment focuses on sales to businesses and participates in three product areas: Animal Nutrition, Specialty Chemicals and Commercial & Professional, and accounted for approximately 5% of our consolidated net sales in 2025.

Animal Nutrition Products

Since the ARM & HAMMER® Animal Nutrition business began in 1972, with its launch of ARM & HAMMER® baking soda as a feed additive to help dairy cows produce more milk, we have built a leading portfolio of nutritional supplements designed to help improve the health and productivity of dairy cows. In addition, we market a line of high-quality protein and amino acid products, including BIO-CHLOR® and FERMENTEN®, which are designed to help reduce health issues associated with calving, as well as provide needed protein to ensure proper growth and milk production.

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

We and Occidental Chemical Corporation are equal partners in a joint venture, Armand Products Company (“Armand”), which manufactures and markets potassium carbonate and potassium bicarbonate for sale in domestic and international markets. The potassium-based products are used in a wide variety of applications, including agricultural products, specialty glass and ceramics, and potassium silicates. Armand also manufactures a potassium carbonate-based animal feed additive for sale by us in the dairy industry, described above under “Animal Nutrition Products.” Armand’s results are included in our equity in earnings of affiliates which is not reflected in a reportable segment.

Commercial & Professional

We also provide a line of cleaning and deodorizing products for use in commercial and industrial applications such as office buildings, hotels, restaurants and other facilities.

COMPETITION

We compete in the household and personal care consumer product categories, which are highly innovative categories, characterized by a continuous flow of new products and line extensions, and require significant advertising and promotion. We compete in these categories primarily on the basis of product innovation and performance, brand recognition, price, value and other consumer benefits. Consumer products, particularly laundry, are subject to significant price competition. As a result, we, from time to time, may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Product introductions typically involve heavy marketing and trade spending in the year of launch, and we usually are not able to determine whether the new products and line extensions will be successful until a period of time has elapsed following the introduction of the new products or the extension of the product line.

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

Our competitors in the Consumer Domestic and Consumer International segments include, among others, Procter & Gamble Company (“P&G”), The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestlé S.A., Haleon plc, Henkel, Reckitt Benckiser Group plc, LifeStyles Healthcare, Kenvue Inc., Pfizer Inc., Bayer AG, NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi, Edgewell Personal Care, Panoxyl, Starface, GOJO Industries, Inc., and Peach & Lily. Many of these companies have greater financial resources than we do and have the capacity to outspend us in their attempts to gain market share. In addition, the growing number of sales channels and business models, such as niche brands, internet-only brands and retailer co-developed and owned brands, have increased competition in certain product categories, particularly within personal care, and specialty hair and skin care, from less well capitalized competitors.

Competition within our animal nutrition and our specialty chemicals product lines is intense. The specialty chemicals business operates in a competitive environment influenced by capacity utilization, customers’ leverage and the impact of raw material and energy costs. Product introductions typically involve introductory educational costs in the year of launch, and we usually are not able to determine whether new products and line extensions will be successful until a period of time has elapsed following the introduction of new products or the extension of the product lines. Our key competitors with respect to our SPD segment are Cargill Incorporated, Lallemand Inc., Solvay Chemicals, Inc., Genesis Alkali/WE Soda and Huber-Natural Soda, Inc. For additional discussion of the competitive environment in which we conduct our business, see Item 1A, “Risk Factors.”

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

SEASONALITY

Our business is generally not seasonal, although the Consumer Domestic and Consumer International segments are affected by sales of WATERPIK water flossers (which typically are higher during the fall, in advance of the holiday season), sales of NAIR depilatories and waxes (which typically are higher in the spring and summer months), sales of ZICAM cold shortening and relief products and TOUCHLAND hand sanitizers (which typically are higher in the fourth quarter of each year, in advance of the cold and flu season and renewed commitments to health). In SPD, several of our Animal Nutrition products experience higher demand in warmer weather months creating higher seasonal demand in the second and third quarters of the year.

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

We are a party to a partnership agreement with Tata Chemicals (Soda Ash) Partners, which mines and processes trona reserves in Wyoming. We fulfill a substantial amount of our soda ash supply requirements through the partnership and related supply and services agreements, enabling us to achieve some of the economies of an integrated business capable of producing sodium bicarbonate and related products from the basic raw material. The partnership agreement and other supply agreements between Tata Chemicals (Soda Ash) Partners and us are terminable upon two years notice by either of us. We believe that sufficient alternative sources of soda ash supply are available.

We believe that ample sources of raw materials are available for all our other major products and we have increased qualified dual sources of materials to approximately 70% of our total spend on direct materials as part of our resilient supply focus. Alternative sources of supply are available in case of the disruption or termination of the supply agreements.

The cost of raw materials, including surfactants, diesel fuel and oil-based raw and packaging materials used primarily in our consumer businesses, increased modestly in 2025 relative to 2024. Increases in the prices of certain raw materials could materially impact our costs and financial results if we are unable to pass such costs along in the form of price increases to our customers.

We utilize the services of third-party contract manufacturers around the world for certain products.

PATENTS AND TRADEMARKS

Our trademarks appear in upper case letters throughout this Annual Report. The majority of our trademarks are registered with either the U.S. Patent and Trademark Office or with the trademark offices of many foreign countries. The ARM & HAMMER trademark has been used by us since 1867 and is important to the successful operation of our business. Our products are sold under many other valuable trademarks held by us, including TROJAN, NAIR, ORAJEL, WATERPIK, FIRST RESPONSE, XTRA, OXICLEAN, BATISTE, SIMPLY SALINE, ZICAM, THERABREATH, HERO and TOUCHLAND. Our portfolio of trademarks represents substantial value in the businesses using the trademarks.

U.S. patents are currently granted for a term of 20 years from the date the patent application is filed. Although we actively seek and maintain a number of patents, no single patent is considered significant to the business as a whole.

CUSTOMERS AND ORDER BACKLOG

In each of the years ended December 31, 2025, 2024 and 2023, net sales to our largest customer, Walmart Inc. and its affiliates (“Walmart”), were approximately 23% of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in the three-year period. The time between receipt of orders and shipment is generally short, and as a result, backlog is not significant.

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

The FCC regulates interstate and international communications by radio, television, wire, satellite, and cable in all 50 states, the District of Columbia and U.S. territories. An independent U.S. government agency overseen by Congress, the Commission is the federal agency responsible for implementing and enforcing America’s communications law and regulations. The FCC administers the Communications Act of 1934, specifically in Title 47, Section 301. This section grants the FCC the power to regulate and oversee the use of the electromagnetic spectrum, including electrical products that generate energy or radiofrequency. Our electrical products, such as WaterPik flossers and Trojan vibrators, are also subject to the Radiation Control provisions of the federal FDCA. This law, administered by the FDA, governs products that emit radiation, including medical devices as well as radiation-emitting electronic products.

Our relationship with certain union employees is regulated by various agencies of the countries, states, provinces and other localities in which we sell our products.

Medical Device Clearance and Approval

To be commercially distributed in the United States, a medical device must, unless exempt, receive clearance or approval from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). For lower risk class II devices, we must generally submit a premarket notification requesting clearance for commercial distribution known as a “510(k)” clearance. Our condoms, lubricants, STERIMAR nasal congestion relief, home pregnancy test kits and WATERPIK professional dental products are regulated as class II devices. Some other low risk devices, including nasal congestion relief and wound wash, wrist supports, WATERPIK water flossers and HERO pimple patches are in class I or are unclassified and are generally exempted from the 510(k) requirements. To obtain 510(k) clearance, a device must be determined to be substantially equivalent in intended use and in safety and effectiveness to a benchmark device, or “predicate” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, generally requires a new 510(k) clearance. We may determine that a new 510(k) clearance is not required, but if the FDA disagrees, it may retroactively require a 510(k) clearance and may require us to cease marketing or recall the modified device until 510(k) clearance is obtained.

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

Medical Device, OTC/Pharmaceutical and Cosmetic Pre- and Post-Market Regulation

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

Dietary Supplements

The processing, formulation, safety, manufacturing, packaging, labeling, advertising, distribution, importing, selling, and storing our dietary supplements sold under the VIVISCAL, ZICAM, REPHRESH, GRAVOL and ORAJEL brands are subject to regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the EPA, and by various agencies of the states and localities in which our products are sold. The FDCA governs the composition, safety, labeling, manufacturing and marketing of dietary supplements. Additionally, dietary supplements sold outside the U.S. may be regulated as drugs.

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

The FDA’s cGMP regulations govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. As with OTC products, the FDA performs periodic audits to ensure that our dietary supplement facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representation made to consumers or to regulatory action against us related to the products made in that facility, seizure, injunction or recall. There is considerable uncertainty with respect to the FDA’s interpretation and implementation of the cGMP regulations. The failure of a manufacturing facility to comply with the cGMP regulations may render products manufactured in that facility adulterated and subject those products and the manufacturer to a variety of potential FDA enforcement actions. The manufacturer, packer, or distributor of a dietary supplement marketed in the U.S. whose name appears on the label of the supplement is required to report serious adverse events associated with the use of that supplement to the FDA.

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

Sustainability Strategy and Pillars

Sustainability is how we refer to our environmental, social & governance (ESG) efforts to deliver growth and profitability while making a meaningful and positive impact. Our global sustainability strategy is derived from our heritage and organizational values. We believe that Sustainability is critical to the health of the communities in which we operate, contributes to a better world and benefits our business both financially and operationally. Each year we publish a Sustainability Report that discloses our business and corporate responsibility commitments and details our performance metrics and targets and other components of our sustainability efforts. Our 2024 Sustainability Report is available on our web site at https://churchdwight.com/pdf/Sustainability/2024-Sustainability-Report.pdf, and our 2025 Sustainability Report will be available in April 2026 (the “2025 Sustainability Report” and together with the 2024 Sustainability Report, the “Sustainability Reports”). References to our Sustainability Reports are for informational purposes only and neither the Sustainability Reports or the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

The following six pillars are the core focus of our sustainability efforts. Each is supported through our Governance practices, which are intended to maintain a system of rules, processes and practices that determine how we operate and align the interests of our stakeholders in support of ethical business practices and financial success.

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

Environmental. Our operations are subject to federal, state, local and foreign laws, rules and regulations relating to environmental concerns, including air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We endeavor to take actions necessary to comply with such regulations. These steps include periodic environmental and health and safety audits of our facilities. The audits, conducted by independent firms with expertise in environmental, health and safety compliance, include site visits at each location, as well as a review of documentary information, to determine compliance with such federal, state, local and foreign laws, rules and regulations. We strive to minimize the impact of our expanding global operations and to meet the challenge of managing our environmental footprint. Our environmental priorities include providing effective products that are safe for our consumers, the animals they care for and the environment; utilizing consumer friendly and environmentally responsible packaging; reducing greenhouse gas emission and water usage; recycling solid waste; and improving our suppliers’ environmental practices.

Social. Our Social focus is driven by our goals of delighting consumers with our brands through our contributions to sustainability; improving our suppliers’ labor, health & safety, environmental and ethical practices; and supporting our employees and communities – all to create a stronger more resilient company. Employee safety and wellness remain two of our highest priorities. We administer company-wide policies designed to ensure the safety of each team member and compliance with OSHA and local standards. We embrace the diversity of our employees across all dimensions and believe that a diverse and inclusive workforce fosters innovation and promotes an environment filled with unique perspectives, talents, and experiences. We strive to cultivate a culture and processes that support and enhance our ability to recruit, hire, develop and retain talent at every level based on merit. We do not discriminate in our recruiting, hiring, or promotion on the basis of protected class characteristics or conditions. We encourage our employees to become involved in their communities through our Employee Giving Fund, which supports charitable organizations where our employees work and live, and The Church & Dwight Philanthropic Foundation (the “Foundation”) which is focused on helping to create educational and employment opportunities and advancing environmental preservation. The Employee Giving Fund and the Foundation are administered by our employees. See pages 12 to 13 in Item 1 of this Annual Report under “ Human Capital” for a discussion of our human capital management.

Governance. Our sustainability governance focus includes the processes, rules, resources and systems in support of our operational and sustainability efforts, as were described in our 2025 Proxy Statement and will be described in our Proxy Statement for our upcoming Annual Meeting of Stockholders under the caption “Sustainability Strategy and Pillars” and in our 2025 Sustainability Report. Our Corporate Issues Council (the “Council”), comprised of senior executives representing all our key functional areas, guides the integration of sustainability within all parts of our business and drives continuous improvement in our Sustainability Program. The Council takes the lead in defining and implementing our sustainability strategies across six pillars. Our Board of Directors, acting principally through its Governance, Nominating & Corporate Responsibility Committee, oversees our Sustainability Program , including our resilience related policies and programs. The Governance, Nominating & Corporate Responsibility Committee focuses on governance, brands, products, packaging, responsible sourcing, environmental, and all other areas of our Sustainability Program not otherwise overseen by the Compensation & Human Capital Committee and the Audit Committee. Our Compensation & Human Capital Committee focuses on issues related to our people. Our Audit Committee oversees our compliance and ethics program. Our Compensation & Human Capital Committee and Board also review the results of our periodic employee engagement surveys and has oversight over our planned response strategy. Our Political Contributions Policy, which is posted in the Investor Relations section of our website, sets forth our policies regarding political contributions and membership in industry groups that further our business goals. Our General Counsel and Chairman of the Board are responsible for ensuring that stockholder requests, recommendations and proposals are evaluated by the Governance, Nominating & Corporate Responsibility Committee, additional committees within the Board as appropriate, and then by the Board of Directors, if needed.

As described in our Sustainability Reports, our continued progress in key areas of sustainability has earned recognition from various third parties.

We use the standards and guidelines of the Global Reporting Initiative and the IFRS Sustainability Disclosure Standards issued by the International Sustainability Standards Board (ISSB)which incorporate the Sustainability Accounting Standards Board industry specific standards and the Task Force on Climate-related Financial Disclosures, to inform our sustainability disclosures included in this Annual Report, our Proxy Statement and our Sustainability Reports. The “materiality” thresholds in those standards and guidelines may differ from the concept of “materiality” for purposes of the federal securities laws and disclosures required by the Commission’s rules in this Annual Report. Moreover, the inclusion of sustainability disclosures in this Annual Report and in our other filings with the Commission does not necessarily imply that we consider them to be material for purposes of the federal securities laws or the Commission’s rules and regulations governing such disclosure.

HUMAN CAPITAL

Overview

Much of our success comes from our culture. Our people share a collective energy and ambition towards making a difference supporting the greater good, by providing affordable, quality products for everyday life, as reflected in our sustainability commitments, and by giving back to their communities. Our culture generates a collective passion, strength and determination to make an outsized impact, every day.

Safety and Wellness

Employee safety and wellness in both plants and offices remain two of our highest priorities. We develop and administer company-wide policies to ensure the safety of each team member and compliance with OSHA standards.

Our Employees

As of December 31, 2025, we had approximately 5,550 global employees, a decrease of approximately 200 compared to December 31, 2024. Approximately 85% of our workforce is located in the Americas, 11% in Europe, Middle East, and Africa, and 4% in the Asia-Pacific region. About 55% of our employees are salaried and about 45% are paid hourly wages. During fiscal 2025, our overall turnover rate was approximately 17%. Our revenue per employee in fiscal 2025 was approximately $1.12 million.

Inclusive and Effective Workforce

We embrace the diversity of our employees in all dimensions and our efforts aspire to help us achieve a more inclusive workforce and optimize our long-term performance. We also strive to cultivate a culture and processes that support and enhance our ability to recruit, hire, develop and retain talent at every level based on merit.

As a company we remain committed to fair treatment, access, opportunity, and advancement for all.

In 2023 we launched several Employee Resource Groups (“ERGs”). These Company-supported, employee-run groups contribute to our goal of building and maintaining a diverse and inclusive workplace at Church & Dwight. We started the program with ERGs for military veterans (V.A.L.O.R.), black employees (B.O.L.D.) and women (W.A.V.E.). Each ERG is open to all employees and is intended to create inclusive environments where all global employees feel connected, valued, and inspired to build customer value and contribute to our Company’s success.

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

Communities

We encourage our employees to become involved in their communities, and in 2025, our Employee Giving Fund supported our communities by providing approximately $1.3 million in employee and corporate contributions to 224 deserving community organizations through annual grants, disaster relief, and other monetary support. Employees purchased back-to-school supplies online to support disadvantaged youth, donated clothes and non-perishable items for clothing and food drives and provided supplies for a summer camp and holiday dinner for families in need.

In 2020 we established the Church and Dwight Philanthropic Foundation (the “Foundation”) with the focus on helping to create educational and employment opportunities and advancing environmental preservation. The Foundation is administered by our employees. In 2025, ten organizations were chosen and received grants totaling approximately $1.1 million.

PUBLIC INFORMATION

We maintain a website at www.churchdwight.com and on the “Investors-Financials-SEC Filings” page of our website we make available free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”). Also available on the “Investors-Governance Documents” page on our website are our Corporate Governance Guidelines, charters for the Audit, Compensation & Human Capital and Governance, Nominating & Corporate Responsibility Committees of our Board of Directors (the “Board”), our Code of Conduct, our Information Security, Governance FAQs and our Political Contributions Policy. We also publish a Sustainability Report that summarizes our business and corporate responsibility commitments and accomplishments including those related to our environmental, social, and governance performance. For more information regarding our sustainability strategy and pillars please see the “Responsibility” page on our website and the discussion under the caption “Sustainability Strategy and Pillars” included above. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Church & Dwight Co., Inc., 500 Charles Ewing Boulevard, Ewing, New Jersey 08628, attention: Secretary. The information presented on our website is not a part of this Annual Report and the reference to our website is intended to be an inactive textual reference only.

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

We face intense competition from consumer products companies, both in the U.S. and in international markets. Most of our products compete with other widely-advertised promoted and merchandised brands within each product category and from retailers, including supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, dollar and other discount stores, pet and other specialty stores and websites and other e-commerce channels, which are increasingly offering private label and retailer-branded brands and generic non-branded products in certain categories, which typically are sold at lower prices, and consumers are increasingly seeking lower cost “private label” products. In China, in particular we face strong competition from local manufacturers offering both generic and branded products. The use of evolving technology to develop more complex pricing models by retailers has led and may continue to lead to pricing pressures in some categories. In addition, an increase in consumers purchasing more “private label” or other lower price brands has increased competition in certain product categories in particular, including diagnostic kits and oral analgesics, and there has been increased consumer shifts to private label products across multiple categories. Shifting consumer behavior, including continuing shifts to online shopping, has also increased competition in e-commerce in many of our categories, from our larger legacy competitors and newer digitally native brands which have increasingly moved into consumer products and staples.

Many of our competitors are large companies, including, among others, P&G, The Clorox Company, Colgate-Palmolive Company, S.C. Johnson & Son, Inc., Nestlé S.A., Haleon plc, Henkel, Reckitt Benckiser Group plc, LifeStyles Healthcare, Kenvue Inc., Pfizer Inc., Bayer AG, NBTY, Inc., Koninklijke Philips N.V., Unilever PLC, Sanofi, Edgewell Personal Care, Panoxyl, Starface, GOJO Industries, Inc., and Peach & Lily. Many of these companies have greater financial resources than we do, and these competitors, as well as new market entrants, may therefore, have the capacity to outspend us on advertising and promotional activities and introduce competing products or adopt new technologies, such as artificial intelligence and machine learning, more quickly, successfully and effectively, and respond more effectively to changing business and economic conditions than we can.

Our products generally compete based on performance, brand recognition, price, value or other benefits to consumers. Significant price competition may require us to reduce the prices for some of our products to price levels that do not offset manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Increases to our prices, because of inflationary pressures or otherwise, could cause declining sales of products whose prices we have increased. In response to inflationary pressures and other factors, we have raised prices on many of our products across our global portfolio of brands in recent years. Ongoing periods of high inflation or increased costs resulting from higher tariffs imposed by the U.S. or other countries could lead to additional price increases on these or our other products, adversely impacting demand for our products. Advertising, promotion, merchandising and packaging also have a significant impact on retail customer decisions regarding the brands and product lines they sell and on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If our advertising, marketing and promotional programs, including the use of digital and social media to reach consumers, are not effective, our sales growth may decline.

•
A continued change in the retail environment and changing consumer preferences could cause our sales to decline.

Despite increasing shifts to e-commerce, sales of our products remain highest in the traditional mass merchandiser, food and drug retail stores, and our products are also sold in club stores and dollar store channels. However, alternative retail channels, including direct to consumer, e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and the volume of consumer products that are sold through such alternative retail channels is continuing to increase, which may affect customer and consumer preferences, including any pricing pressures for consumer goods as retailers face added costs to build or further expand their e-commerce capacity. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online and via mobile and social applications) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. In 2025, some of our largest customers launched private label brands that compete with our products and may continue to expand those offerings in the future. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of Generation Z and Generation Alpha who have different spending, consumption and purchasing habits and are increasingly shifting to “private label” products and new nontraditional brands rather than maintaining allegiance to historical brands; evolving consumer concerns or perceptions regarding sustainability practices of manufacturers, including the environmental impacts of products and the sourcing and sustainability of, packaging materials, such as plastic packaging, and their environmental impact; greenhouse gas emissions; waste disposal practices; a growing demand for natural or organic products and ingredients; changing consumer sentiment toward non-local products or sources among different demographic groups; evolving consumer concerns or perceptions regarding the effects of ingredients or substances present in certain consumer products; reduced brand loyalty; and concerns regarding human capital practices.

We and many of our competitors have increased our online sales as a result of shifting consumer behavior, benefiting from scale, brand recognition, and other factors. However, as consumers continue to shift their behavior, retailers may incur higher e-commerce operating costs and will seek to recover those costs by passing them onto customers and manufacturers. Additionally, we cannot predict the extent to which our increased e-commerce demand will continue or the impact on our profits as retailers seek to recover higher e-commerce related operating costs. Any significant changes in consumer preferences or behavior could materially and negatively impact demand for our products and, in turn, our net sales and results of operations. Consumer preferences are also influenced by the perception of our brand images or those of our products, the success of advertising and marketing campaigns, our ability to engage with consumers in the manner they prefer, including through the use of digital media or assets, and the perception of our advertising content, use of social media and extent of engagement in political and social issues. If we are not successful in continuing to adapt to changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, consumers may reduce their purchasing of the Company’s products which would negatively impact our business, financial condition and results of operations and cash flows.

•
Volatility and increases in the price of raw and packaging materials or energy costs could erode our profit margins.

The principal raw materials and packaging used by us and certain of our suppliers and contract manufacturers include surfactants (cleaning agents), paper products and resin-based molded components. Volatility, and increases in the costs of raw materials without offsetting price increases, disruptions in production or transportation, or increases in the costs of energy, labor, shipping and other necessary services, or other inflationary pressures, including market conditions, inflation, banking failures, supplier capacity restraints, geopolitical developments (including the ongoing conflicts in Ukraine and the Middle East and political upheaval in the Middle East and Europe), tariffs on imported materials or the impact of tariffs on products or materials exported outside of the U.S., new regulations or economic policies, federal government spending disputes and government shutdowns, port congestions, strikes or delays, transport capacity restraints, or other disruptions, could significantly affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. While slowing year-over-year, inflationary pressures continued in 2025, and we continue to be affected by increased costs impacting our supplies, transportation or manufacturing processes which could impact our gross margin. While we have increased prices on a majority of our products in recent years, there is no assurance that we will be able to fully offset any input costs increases, through cost reduction programs or price increases of our products or enter locked-in price arrangements or hedge agreements, especially given the competitive environment. Sustained, those price increases may lead to declines in volume as competitors may reduce their prices or customers may decide not to pay higher prices or to purchase lower priced alternatives, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost. Additionally, increased tariffs, or proposed increases to tariffs, imposed by the U.S. or other countries could have the impact of increasing costs on a wide range of products and services, including on our products and items used to manufacture and deliver our products, and could lead to increased prices, price volatility and reduced demand for our products.

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

A limited number of customers account for a large percentage of our net sales and/or net sales of specific product lines. Walmart is our largest customer, accounting for approximately 23% of net sales in each of 2025, 2024, and 2023. Our top four customers accounted for approximately 44%, 43%, and 44% of net sales in 2025, 2024, and 2023, respectively. We expect that a significant portion of our net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of any of our largest customers, including a reduction in the number of brands they carry or of shelf space they dedicate to private label products, could materially harm our net sales and profitability. Any loss of or significant reduction in sales to one of our key customers could have a material adverse effect on our business, financial condition and results of operations. Changes in consumer behavior, including continued shifting to online shopping instead of physical retail shopping, could also impact our sales to our largest customers. Some of our retail customers have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. If these impacts are prolonged, they can further increase the difficulty of planning for operations. Moreover, the use of evolving technology by our customers to develop more complex pricing models may lead to category pricing pressures. We could also lose a significant customer due to customer service levels or real or perceived product quality or appearance issues. As our business is based primarily upon individual sales orders rather than long-term contracts and most customer agreements include customer termination rights after short notice, many of our customers could reduce their purchasing levels or cease buying products from us at any time and for any reason.

•
Market category declines and changes to our product and geographic mix may impact the achievement of our sales growth targets, planned pricing and financial results.

A significant percentage of our revenues come from mature markets that are subject to high levels of competition where product differentiation is more challenging and price competitors can erode profit margins. During 2025, approximately 82% of our sales were generated in U.S. markets. U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our ability to quickly innovate to differentiate our products (including product packaging and sustainability profiles) to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. Even if we are successful in increasing sales within our product categories, a continuing or accelerating decline in the overall markets for our products could have a negative impact on our financial results. We have implemented price increases and may implement additional price increases in the future, including to account for increased costs, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases.

•
Decreases in demand for our products would decrease our sales and profitability.

Factors that can affect demand include competitors’ products, advertising and pricing actions, inflationary pressures, rates of unemployment, consumer confidence, health care costs, including increased costs as a result of changes in federal regulations, significant shifts in government policies, the deterioration of economic or trade relations between countries or regions, commodity costs, fuel and other energy costs and other economic factors affecting consumer spending behavior, including gasoline and home heating oil pricing, reduced unemployment benefits in periods of high unemployment, restrictions on travel and access to public spaces, and changes in tax policies, other effects of governmental shutdowns or a lapse of appropriations or fear of exposure to or actual impacts of a widespread disease outbreak. In particular, we derive a substantial percentage of our revenues from sales of laundry detergent, and the continued customer demand for these products is critical to our future success. There has been a decrease in demand for some of our products in recent years, including condoms, as a result of demographic and other changes. We believe that inflation drove a decline in consumer spending for our Waterpik brand, as a growing number of water flosser consumers switched to competitors' value-branded products.

An increasing number of our products are more discretionary in nature and, therefore, are more likely to be affected by consumer decisions to control spending.

•
We rely on the policies of our key retail customers.

Larger and increasingly consolidated retailers have an increasing influence, and have sought to obtain lower pricing, special packaging inventory practices, logistics or other changes to the customer-supplier relationship as a result of this influence. To the extent we provide concessions or better trade terms to those customers, our profit margins are reduced. Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors. Reductions in inventory by our customers, including as a result of consolidation in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations and cash flows for financial periods affected by such reductions.

Protracted unfavorable market conditions have caused many of our customers to more critically analyze the number of brands they sell, and reduce or discontinue certain of our product lines, particularly those products that were not number one or two in their category.

In addition, private label and retail-branded products sold by retail trade chains are typically sold at lower prices than branded products. As consumers look for opportunities to decrease discretionary spending, our customers have discontinued or reduced distribution of some of our products to encourage those consumers to purchase the customers’ less expensive and, in some cases, more profitable private label and retail-branded products (primarily in the stain fighters, diagnostic kits and oral analgesics categories).

•
We may be unable to successfully identify, finance, complete and integrate future strategic acquisitions, or successfully complete or realize the anticipated benefits of strategic divestitures.

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

Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made. In addition, future acquisitions or investments could result in substantial cash expenditures, the potentially dilutive issuances of new equity by us or the incurrence of additional debt or business acquisition liabilities, or the assumption of contingent liabilities, such as those relating to advertising claims, environmental issues and litigation. To the extent that the economic benefits associated with an acquisition or investment diminish in the future we may be required to record impairments of intangible assets. In addition, if the performance of an acquired company or business is less robust than expected, the Company has in the past recorded, and may, in the future, be required to record, impairments of intangible assets. Any impairment charges could adversely affect the Company's financial condition, margins and results of operations.

The Company has divested and may, in the future, divest certain assets, businesses or brands. In 2025, we exited from the Flawless, Spinbrush, Waterpik showerhead businesses and divested of our VMS business. We completed the sale of our VMS business at the end of 2025. These and other future potential divestitures could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. When we undertake to divest assets or a business, we may encounter difficulty finding buyers or executing alternative exit strategies, which could impact the achievement of our strategic objectives. We could also fail to obtain necessary regulatory approval or incur unexpected or higher costs or charges than planned and could experience unanticipated impacts to our business, any of which could have a negative impact on our results of operations. If the Company is unable to complete a divestiture or successfully transition a divested business, including the effective management of the related separation and overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, its business and financial results could be negatively impacted. The Company may also be required to recognize impairment charges or other losses as a result of a divestiture.

Adverse economic conditions continue to impact a portion of our businesses and potential recessionary economic conditions may impact consumer demand for certain of our products and put downward pressure on product prices, and we will continue to evaluate our business portfolio.

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

Any event that disrupts or otherwise negatively impacts manufacturing facilities, manufacturing systems or equipment, or contract manufacturers or other suppliers could result in the delivery of inferior products or affect our ability to meet customer requirements or service levels.

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

We distribute our products and receive raw materials and packaging components primarily by truck, rail and ship and through various ports of entry. Reduced availability of trucking, rail or shipping capacity due to labor shortages, adverse weather conditions, natural disasters, including climatic and weather-related events, allocation of assets to other industries or geographies or otherwise, work stoppages, closure of operations due to government restrictions or sick employees or other impacts of pandemics, strikes or shutdowns of ports of entry or such transportation sources, could lead to inflationary cost pressures, cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials or packaging components in a timely manner, which could disrupt our operations, strain our customer relationships and competitive position.

•
Investments in our facilities and operations, including investments in new facilities, equipment, technologies and digital transformation, may result in periods of decreased production or increased costs and such investments may not achieve the intended financial benefits.

We incur significant costs on an ongoing basis to upgrade and maintain various facilities, equipment, or technologies, including data management, improved equipment, and artificial intelligence to upgrade our operations and increase productivity. Additionally, we have in the past, and may in the future, incur increased costs or periods of decreased production relating to upgrading facilities, equipment and technologies, transferring production among our facilities, utilizing third-party contract manufacturers, closing existing facilities, expanding existing facilities, and opening new facilities. If the cost of our investments is higher than anticipated, the investments are not sufficient to meet our business needs, we are unable to fully utilize new or upgraded facilities, or we are unable to complete our improvement and expansion projects in a timely manner or in accordance with our specifications, we may be delayed in realizing the intended benefits or our financial performance could be negatively affected.

•
Damage to the reputation of one or more of our leading brands could adversely affect us.

Our financial success is directly dependent on the reputation and success of our brands, particularly our power brands. Seven of our brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; TOUCHLAND®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits. The effectiveness of these brands could suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Our brands could suffer damage to their reputations due to real or perceived, sustainability, quality or safety issues, including as a result of, among other things, significant product recalls, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts (including packaging, energy and water use and waste management), or allegations of product tampering. In addition, as our sales on various e-commerce platforms grow, we may be unable to prevent sales of counterfeit, pirated, or stolen goods, unlawful or unethical sales, unauthorized resellers online, or sales in violation of our policies. As a result of the decline in market share and a deterioration in the financial performance of our Vitamins, Minerals and Supplements (“VMS”) business, which includes the VITAFUSION and L’IL CRITTERS trade names, the Company recorded impairment charges in the third quarter of 2024, and completed the divestiture of the VMS business on December 31, 2025. On May 1, 2025, we announced that we would exit the Flawless, Spinbrush and Waterpik showerhead businesses, which we exited by the end of 2025.

Additionally, claims made in our marketing campaigns may become subject to litigation alleging false advertising and could cause us to alter our marketing plans and may affect sales or result in the imposition of significant damages against us.

Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of negative information and misinformation. Negative online consumer reviews or inaccurate posting or comments about us or our brands in the media or on any social networking website, whether accurate or inaccurate, or the disclosure of non-public sensitive information through social media, could generate adverse publicity that could damage the reputation of our brands. In addition, given the association of our individual products with us, an issue with one of our products could negatively affect the reputation of our other products, or us as a whole. In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving. The Company’s ability to timely adopt and adapt to this emerging technology in an effective and ethical manner may impact its reputation and ability to compete, and this technology could be, among other things, false, biased, or inconsistent with the Company’s values and strategies. Further, the use of generative artificial intelligence tools may compromise confidential or sensitive information, put the Company’s intellectual property at risk, or subject the Company to claims of intellectual property infringement, all of which could damage the Company's reputation.

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

Major developments in trade relations, including the imposition of new or increased tariffs or sanctions by the U.S. and/or other countries or other changes put in place by the U.S. presidential administration, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing. All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets.

In addition, in all foreign jurisdictions in which we operate, we are subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. The imposition of tariffs on products imported from certain countries in recent years has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. The sanctions introduced in response to the Ukraine conflict have further exacerbated these issues. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations. All the foregoing risks could have a significant impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our results of operations, cash flows or financial position.

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

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived tangible assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, have resulted in impairment charges from time to time, and may result in future impairment charges. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a more detailed discussion.

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

From time to time, we are the subject of, or party to, various pending or threatened legal actions (including class actions), government investigations and proceedings, including, without limitation, those with allegations relating to commercial transactions, product liability, ingredients, consumer, employment, antitrust, environmental, health, safety and compliance-related matters. Such proceedings are subject to many uncertainties and the outcome of certain pending or threatened legal actions, investigations and proceedings may not be reasonably predictable and any related damages, injunctions and/or settlements may not be estimable.

•
Environmental matters create potential liability risks.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to an accident or intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations.

•
Changing focus and sensitivity by governmental, non-governmental organizations, customers, consumers and investors to sustainability issues, including those related to climate resilience, plastic usage and ingredients, could result in increased operating or manufacturing costs and compliance challenges, which could adversely affect our business.

As climate resilience and other sustainability issues became more prominent in recent years, so has scrutiny by federal, state and local governments, non-governmental organizations and our customers, consumers and investors. This has resulted in new regulatory requirements such as various state-level Extended Producer Responsibility programs, California’s climate reporting legislation, the European Union’s (“EU”) Corporate Sustainability Reporting Directive (“CSRD”) and customer and consumer standards, as well as regulatory actions and executive orders issued by the current U.S. presidential administration that have targeted these areas. In addition, our stakeholders may continue to demand transparency regarding our diversity and inclusion efforts and they may receive scrutiny from U.S. regulators, investors and policy groups in connection with the new presidential administration’s priorities, and certain stakeholders have expressed negative sentiment regarding certain corporate sustainability initiatives. Our efforts to manage environmental impacts including addressing chemicals of concern and otherwise reducing or mitigating adverse effects on the environment, may not align with the expectations of all stakeholders and could expose us to increased regulatory or legal scrutiny. For example, some of our major customers have requested that we respond to various questionnaires, including the Carbon Disclosure Project ("CDP") integrated corporate questionnaires, and then use our responses and CDP scores regarding climate change, water and forests to evaluate us. Compliance with these requirements, standards and disclosure requests may be challenging and could cause disruptions in the manufacture of our products and/or result in increases in operating costs, and additional legal, compliance and regulatory risks and costs. We may also be required to contribute funds to support recycling and other waste management infrastructure, and/or incur costs associated with making necessary changes to our operations and controlling, assessing and reporting on certain sustainability metrics. These disruptions and additional costs could make our products more costly and less competitive than other products, which would adversely affect our business.

•
Any failure to achieve our sustainability goals or to effectively respond to new or current legal, regulatory or stakeholder sustainability requirements could adversely affect our business and reputation.

While we strive to minimize adverse impacts of our global operations, our ability to achieve any stated sustainability goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. We could lose revenue if our consumers change brands, major retailers delist our products or our retail customers move business from us because we have not effectively responded to regulatory requirements, complied with their sustainability requirements or met their expectations related to our sustainability efforts, including with respect to climate resilience, plastic usage, or ingredients. In addition, our actual or perceived failure to achieve or make sufficient progress towards our stated sustainability goals or comply with sustainability related regulations could result in litigation, regulatory scrutiny or adverse publicity, which could damage our reputation, reduce consumer demand and devalue our brand equity. Further, sustainability-conscious investors may choose not to invest in our securities if we do not comply with their expectations, and investment managers may not include our securities in sustainability-designated funds. These areas have become increasingly politicized, and our efforts to address the concerns of some stakeholders could cause adverse impact to our relationships with other stakeholders.

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

•
We are subject to increasingly stringent privacy and data security regulation.

We collect, use and store personal data of our employees, customers and other third parties in the ordinary course of business, and we are required to comply with increasingly complex and changing data privacy and security laws and regulations, as well as self-regulatory regimes, that apply to the collection, storage, use, transmission and protection of personal information and other consumer and employee data, including particularly the transfer of personal data between or among countries. High-profile security breaches of the information systems of a number of government agencies and U.S. companies may result in increased regulations and new security laws. The current administration and Congress in the United States, as well as state legislators, may seek to pass more stringent regulations in these areas, or more aggressively enforce existing regulations.

As of January 1, 2026, comprehensive privacy laws are in effect in 20 states, complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Additionally, certain other states have enacted specific health data privacy laws and other states are considering similar legislation. This imposes significant compliance costs and exposes us to substantial risks, particularly with respect to health data and other sensitive data. While Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, such legislation may also provide a more expansive private right of action for privacy claims than exists under current state laws.

We are currently subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of personal information, such as the California Consumer Privacy Act ( the "CCPA") as amended, other comprehensive US state privacy laws, the California Online Privacy Protection Act, the Personal information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, the Telephone Consumer Protection Act of 1991, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and Section 5 of the Federal Trade Commission Act. Moreover, our use or sharing of certain data may subject us to the Video Privacy Protection Act (“VPPA“), and the California Invasion of Privacy Act (“CIPA”). Private plaintiffs and class action lawyers are increasingly bringing claims alleging violations of VPPA and CIPA, and courts have made inconsistent decisions regarding such claims. Such claims could thus lead to significant statutory damages or pressure to settle.

The CCPA contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data usage of California residents, which will continue to increase our costs. The CCPA covers businesses that obtain or access personal information of California consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale and “sharing” of their personal information. In November 2020, California voters adopted the CPRA that amends the CCPA, including creating a new agency to implement and enforce the law and enhancing and strengthening regulatory requirements and individual protections under the CCPA. As of January 2026, 19 other states have enacted, and more are considering, similar privacy, data protection and information security laws, which may subject us to additional requirements and restrictions that could have an impact on our business, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Additionally, several states have enacted health-specific privacy laws or strengthened protections of health- and location-related data, and other states are considering similar legislation. Our website ecommerce and customer relations businesses that store, process or transmit payment cardholder data are subject to be Payment Card Industry (PCI) compliance requirements as mandated by the credit card companies (Visa, Mastercard, and American Express) and the Payment Card Institute Data Security Standard (PCI-DSS). Moreover, the increasing use of ad-blocking technologies, browser and device privacy settings, and consumer opt-out choices may reduce advertising effectiveness and negatively impact our revenue.

In addition to state-specific data breach notification laws (which exist in all US states and territories), evolving federal cybersecurity laws may require us to provide notifications about cybersecurity incidents in limited timeframes and before investigations are complete. Our businesses’ failure to comply with these laws and regulations could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation.

Outside of the USA and globally, legislators and regulators have adopted stricter and more complex privacy, cybersecurity, and data protection regimes. In Europe, the European Union (“EU”) has adopted strict data privacy regulations and similar regimes have been adopted in other jurisdictions (e.g. the UK). Following the passage of the EU’s General Data Protection Regulation ((EU) 2016/679) (“GDPR”) and the Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR in particular has broad extraterritorial effect and imposes a strict data protection compliance regime with significant penalties for non-compliance (up to 4% of worldwide annual turnover or €20 million, whichever is higher). The United Kingdom (“UK”) has adopted the UK General Data Protection Regulation, or UK GDPR; the EU GDPR and UK GDPR are herein collectively referred to as GDPR. The GDPR imposes stringent data protection requirements for the processing of personal data, whenever GDPR applies to such processing, such as certain processing in the EEA, or in the UK. With respect to the personal data it protects, the GDPR requires, among other things, controller accountability, consents from Data Subjects or another acceptable legal basis to process the personal data, notification within 72 hours of a personal data breach where required, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating notably to information, access, rectification, erasure of the personal data and the right to object to the processing. Despite Brexit, the UK also has data protection laws equivalent to the GDPR. Uncertainty about compliance with these data protection laws remains, with the possibility that data protection authorities located in different EU Member States may interpret GDPR differently, or requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance practices may be often updated or otherwise revised. Any of these events will increase the complexity and costs of processing personal data in the European Economic Area, UK or Switzerland or concerning individuals located in these jurisdictions.

It is also important to note that many countries are following the EU in producing a broad omnibus law in relation to privacy protection and enhanced cybersecurity requirements. In Asia, privacy and cybersecurity requirements are becoming more prescriptive and may include localization, mandatory breach notification obligations, security baseline requirements and cross-border transfer constraints. As a result of the various privacy, cybersecurity, and data protection regimes that apply to our operations globally, we may need to adapt our technologies or practices, incur material compliance and operational costs, restrict certain features or data uses in some jurisdictions, implement region-specific solutions, renegotiate vendor and customer terms, and/or change our business operations.

Failure to comply with applicable privacy, cybersecurity, or data protection requirements, or failure to prevent or promptly detect and remediate a security incident, could materially and adversely affect our business, financial condition, and results of operations. We may also face audits, inquiries or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such process could subject us to fines, penalties or orders to cease, delay or modify collection, use or transfers of personal data. We could also face rights requests, complaints, claims, or litigation from those persons whose data we collect, use and store as well as related enforcement actions and penalties. Any of these events or other circumstances related to our collection, use and transfer of personal data could also lead to negative media attention, damage to our reputation in the market or otherwise adversely affect our business.

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

On October 4, 2021, members of the Organization for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) rules. The GloBE Rules consist of an interlocking and coordinated system of rules which are designed to be implemented into the domestic law of each jurisdiction and operate together to ensure large multinational enterprise groups are subject to a minimum effective tax rate of 15% on any excess profits arising in each jurisdiction where they operate. On December 15, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. Many aspects of Pillar Two were effective for tax years beginning in January 2024, with certain remaining impacts becoming effective in 2025. On January 5, 2026 the OECD published Tax Challenges Arising from Digitalisation of the Economy- Global Anti-Base Erosion Model Rules (Pillar Two), Side-by-Side Package. The Package includes certain safe-harbors applicable to certain U.S. parented multi-national corporations, and is required to be adopted by OECD member States to be effective. However, if these safe harbors are modified or not adopted, Pillar Two may increase our future effective tax rate. We will continue to monitor Pillar Two legislation as it evolves and and assess its potential impact on our global tax position.

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

As of December 31, 2025, we had approximately $2,205.0 million of total consolidated indebtedness, net of debt issuance costs. This amount of indebtedness could have important consequences, including:

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

Other financial uncertainties in our major markets and unstable geopolitical conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, targeted boycotts of U.S. products and services, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase, which could make it difficult or impossible for us to continue to make sales to customers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business. In February 2025, President Trump announced new tariffs on imports from certain countries, including Canada, Mexico and China. The scope, duration and magnitude of these additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies, as well as the potential impact of changed purchasing decisions of consumers and retailers in these or other countries in response to these policies, have introduced significant uncertainty into the market and may affect the prices of and demand for our products. While the current impact of such actions may vary by market and may not be material in all cases, future changes in trade policies, particularly if escalated or sustained could have a material and adverse effect on our business, financial condition and results of operations. Ongoing political uncertainty in many countries, has resulted in, and we expect will continue to experience, indirect impacts of the conflict in Ukraine and increased hostilities and political volatility in the Middle East, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility. It is not possible to predict the broader or longer-term consequences these conflicts or the sanctions imposed to date. Increasing natural disasters in connection with climate and weather-related events could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions of supply chains or information technology or other necessary services for our Company.

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

Increased information technology security threats and more sophisticated computer crime, including viruses and malware, ransomware attacks, misuse of artificial intelligence and machine learning technologies, denial of service and phishing attacks and advanced persistent threats, pose a potential risk to the security of our information technology systems, networks, and services, and those of our customers and other business partners, as well as the confidentiality, availability, and integrity of our data, and the data of our customers and other business partners. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. As a result, our information technology systems, networks or service providers could be damaged or cease to function properly or we could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although we have business continuity plans in place and have implemented an incident response plan to address cybersecurity incidents, if these plans do not provide effective alternative processes on a timely basis, we may suffer interruptions in our ability to manage or conduct our operations which may adversely affect our business. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations. Moreover, any costs related to a breach may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.

Our information technology systems and our third-party providers’ systems, have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. These risks also may be present to the extent that any of our partners, distributors, joint venture partners or suppliers using separate information systems, not integrated with our information systems, suffers a cybersecurity incident and could result in increased costs related to their inability to timely deliver on their commitments to us and/or our involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired that does not use our information systems, experiences a system shutdown, service disruption, or cybersecurity incident. Due to the conflicts in Ukraine and the Middle East, as well as other evolving geo-political tensions, there is a possibility that the escalation of tensions could result in cyberattacks that could either directly or indirectly affect our operations. Such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. In addition, insider actors–malicious or otherwise– could cause technical disruptions and/or confidential data leakage. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’ databases or systems.

In recent periods, several of our peer or similarly situated companies have experienced cybersecurity incidents. In addition, although we have policies and procedures in place governing cybersecurity risk, the secure storage of personal information collected by us or our third-party service providers, data breaches due to human error (including through the improper use of AI) or intentional or unintentional conduct may occur in the future, especially as we have shifted to more employees and other workers working remotely and having access to our technology infrastructure remotely.

While we continuously perform enterprise-wide upgrades to our systems and will continue to monitor and upgrade systems as appropriate, legacy systems may be vulnerable to increased risk. Additionally, if a new system does not function properly, it could affect our ability to order supplies, process and deliver customer orders and process and receive payments for our products. This could adversely impact our results of operations and cash flows. Upgraded or new technology may not function as designed and any such upgrades may not go as planned. Moreover, because the techniques, tools and tactics used in cyberattacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As such, we may need to expend additional resources and incur additional costs in the future to continue to protect against or address problems caused by any business interruptions or data security breaches. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Cyberattacks have also become more difficult to detect and respond to since they increasingly exploit AI and machine learning techniques, such as generative AI-phishing, deepfake impersonations, automated vulnerability discovery, adaptive malware, and large-scale credential-stuffing campaigns.

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

The labor market in the United States is very competitive. Our future performance depends in significant part upon the continued service of our executive officers and other key personnel, including at our plants. Competition for qualified plant personnel remains intense. The failure to effectively manage executive succession planning, or the loss of other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key employees left as a group or at the same time. Our success also depends, in part, on our continuing ability to attract, retain and develop a diverse and highly qualified workforce. Competition for such talent remains, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future, and the U.S. labor market has experienced wage inflation, sustained labor shortages, and a shift towards remote work. Factors that may affect our ability to attract and retain sufficient numbers of key employees include employee morale, our reputation, competition from other employers and the availability of qualified personnel in a tightening labor market. Our retention rates remain robust. Currently, global voluntary turnover for 2025 was at 6.9%, compared to 7.7% in 2024. Overall turnover for 2025 is 24.9%, up from 14.3% in 2024. This includes one-time involuntary actions within Waterpik and supply chain, the closure of the New Zealand site as well as the divestiture of our VMS business. Due to these large reductions in our workforce, we finished 2025 above the industry average of 18.7%. The overall turnover rate, excluding VMS, would have been 16.8% and below industry average. Global plant voluntary turnover for 2025 was at 6.9%, down from 7.9% in 2024. The total plant turnover was 33%, which is higher than the industry standard for plants at 29.5%. International turnover for 2025 was down to 14.9%, compared to 15.5% in 2024.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets, such as our acquisition of the ZICAM, THERABREATH, HERO, TOUCHLAND and other businesses, may place significant additional pressure on our system of internal control over financial reporting and require us to update our internal control over financial reporting to integrate such acquisitions. Moreover, we engage the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control, including as a result of cyberattacks. When we are required to comply with new or revised accounting standards, we must make any appropriate changes to our internal control over financial reporting to fully implement the standards, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholder claims.

•
Our business could be negatively impacted as a result of stockholder activism, an unsolicited takeover proposal or a proxy contest or short sellers.

In recent years, proxy contests, unsolicited takeovers and other forms of stockholder activism have been directed against numerous companies in our industry, including us. If such a campaign or proposal were to be made against us, we would likely incur significant costs. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of our business, or in our sustainability management and disclosure, through stockholder proposals or otherwise disrupting our business and diverting the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that we need a change in the direction of our business, or the perception that we are unstable or lack continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and may make it more difficult for us to attract and retain qualified personnel and business partners. Actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. We may also be the target of short sellers who engage in negative publicity campaigns that may use selective information that may be presented out of context or that may misrepresent facts and circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We collect, use and store personal information of our employees, consumers and other third parties in the ordinary course of business. In addition, we sell certain products directly to consumers online and through websites, mobile apps and connected devices, and we offer promotions, rebates, loyalty and other programs through which our data systems may receive personal information. We recognize the importance of data privacy and security and are committed to safeguarding and protecting our information and any other information entrusted to us. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information which is integrated with our overall risk management program. Our cybersecurity risk management program includes a cybersecurity incident response plan to respond to security breaches and cyberattacks. Our cybersecurity incident response plan is part of our overall Information Security Program, which is led by the Company’s Vice President, Global Chief Information Security Officer (“CISO”) and overseen by the Company’s Executive Vice President, Chief Technology & Analytics Officer, and is designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, the Company, and the Company’s ability to operate. Our cybersecurity incident response plan includes controls and procedures for timely and accurate reporting of any material cybersecurity incident. We design and assess our program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

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
•
cybersecurity information security awareness training that all employees, including the Executive Leadership Team and independent contractors who have a Church & Dwight email address participate in annually, to help them better understand the issues and risks relative to cybersecurity, as well as data privacy (for our employees). We have also conducted training programs for our Board of Directors to enhance Directors’ literacy on information security issues;
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

We have not experienced any material cybersecurity events or incidents. Although third party service providers that we engage have encountered cybersecurity events or incidents during the year ended December 31, 2025, our investigation of each event or incident concluded that these occurrences have not resulted in a material impact on our systems, computing environments, customers, or data. We follow our cybersecurity incident response plan, to monitor for threats when a third-party we use experience a cyberattack. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or cash flows.

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

The Audit Committee, which is tasked with oversight of certain risk issues, including cybersecurity, receives reports from the Executive Vice President, Chief Technology & Analytics Officer and the Vice President, Chief Information Security Officer each quarter. At least annually, the Board of Directors and the Audit Committee also receive updates about the results of exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and our internal response preparedness. The Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board also receives periodic briefings regarding our Information Security Program and cyber threats, including threats faced by our peers, in order to enhance our directors’ literacy on cyber issues. In addition, management will update the Audit Committee, as necessary, regarding cybersecurity incidents that we may experience.

Our management team, including our Executive Vice President, Chief Technology & Analytics Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s cybersecurity risk management is led by our CISO, who has significant experience across digital innovation and technology-enabled growth, information security, infrastructure, operations and compliance.

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

Approximate number of record holders of our Common Stock as of December 31, 2025: 1,500.

The following graph compares the yearly change in the cumulative total stockholder return on our Common Stock for the past five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Household Products Index described more fully below. The returns are indexed to a value of $100 at December 31, 2020. Dividend reinvestment has been assumed.

Comparison of Cumulative Five-Year Total Return among Company, S&P 500 Index and the S&P 500 Household Products Index(1)

(1)
S&P 500 Household Products Index consists of the Church & Dwight Co., Inc., Clorox Company, Colgate-Palmolive Company, Kimberly-Clark Corporation and Procter & Gamble Company.

Dollars
COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
0.00
2020
2021
2022
2023
2024
2025
Five-Year Average Annual Return
Church & Dwight Co., Inc. 0.4%
S&P 500 Index 14.4%
S&P 500 Household Products Index 1.7%

Company / Index	2020	2021	2022	2023	2024	2025
■ Church & Dwight Co., Inc.	100.00	118.88	94.60	112.31	125.74	101.96
■ S&P 500 Index	100.00	128.68	105.35	133.02	166.27	195.96
■ S&P 500 Household Products Index	100.00	115.24	108.42	108.56	126.44	108.96

Share Repurchase Authorization

The Company repurchases shares of its Common Stock from time to time pursuant to its publicly announced share repurchase programs. On October 28, 2021, the Board authorized the Company’s share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). During the fourth quarter of 2025, the Company executed open market purchases of 3.6 million shares for $300.0, inclusive of fees, of which all 3.6 shares were purchased under the 2021 Share Repurchase Program. The shares were purchased at an average share price of $83.59 and the Company used cash on hand to fund the open market purchases.

There remains $228.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
10/1/2025 to 10/31/2025	-	$-	-	$528,905,959
11/1/2025 to 11/30/2025	1,831,267	83.54	1,831,267	$375,905,959
12/1/2025 to 12/31/2025	1,759,980	83.63	1,757,860	$228,905,959
Total	3,591,247	$83.59	3,589,127

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

OVERVIEW

Our Business

We develop, manufacture and market a broad range of consumer household, personal care and specialty products. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; TOUCHLAND® hand sanitizers; BATISTE® dry shampoo; WATERPIK® water flossers; THERABREATH® oral care products; HERO® acne treatment products; TROJAN condoms, lubricants and vibrators; FIRST RESPONSE home pregnancy and ovulation test kits; NAIR depilatories; ORAJEL oral analgesic; XTRA laundry detergent; and ZICAM cold shortening and relief products. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; TOUCHLAND®; BATISTE®; WATERPIK®; THERABREATH®; and HERO® and represent approximately 70% of our net sales and profits. Prior to the sale of our VITAFUSION® and L'IL CRITTERS® (“VMS”) business at the end of 2025, we included VMS as an eighth “power brand.”

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

We operate our business in three segments: Consumer Domestic, Consumer International and the Specialty Products Division (“SPD”). The segments are based on differences in the nature of products sold and management organizational structures. In 2025, the Consumer Domestic, Consumer International and SPD segments represented approximately 77%, 18% and 5%, respectively, of our consolidated net sales.

Recent Developments

Global Economic Conditions and Trade Policies

We have experienced increased commodity cost volatility and economic uncertainty primarily due to changes in U.S. trade policies including ongoing reviews and modifications to tariffs and other U.S. trade measures. We continue to evaluate these evolving developments and have taken actions to mitigate their impact on our business, including taking strategic actions for certain business lines (see Strategic Business Decisions below), shifting production and relocating manufacturing operations, finding alternative sources of supply, most notably ceasing the import of substantially all Waterpik flossers and other products from China into the U.S., potentially increasing prices, adjusting inventories, lobbying and seeking exemptions with respect to tariffs. While the tariffs remain fluid, we are focused on managing these challenges. We believe our existing tariff cost exposure will be mitigated through the above-mentioned actions, future additional supply chain efforts and surgical pricing.

Strategic Business Decisions

On May 1, 2025, we announced that we would exit the Flawless, Spinbrush and Waterpik showerhead businesses. We exited these businesses by the end of 2025. These businesses generated approximately $118.0 of annual Net Sales in 2025. We recorded a pre-tax charge of $45.6 (post-tax of $34.5) in 2025 as a direct result of these actions, of which $25.0 was recorded in Cost of sales and $20.6 was recorded in SG&A. The charge was primarily recorded in the second quarter to the Consumer Domestic segment and was comprised of non-cash charges related to impairments of intangible and fixed assets, as well as charges related to inventory valuation. A reduction to the second quarter charge was recorded in the fourth quarter related to final costs to exit the Spinbrush business.

On December 9, 2025, the Company announced a definitive agreement to sell the VitaFusion and L’il Critters brands to Piping Rock Health Products, Inc. This agreement includes the VitaFusion and L’il Critters brands, relevant trademarks and licenses, and the Company's former manufacturing and distribution facilities in Vancouver and Ridgefield, Washington. The transaction closed on December 31, 2025.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

The VMS brands represented less than 5% of our 2025 net sales. As a result of this transaction, we incurred a one-time, pre-tax charge of $58.5 (post-tax of $45.6) in the fourth quarter of 2025 which is included in in Other income (expense), net in the Consolidated Statements of Income.

The decision to reposition our portfolio with these business exits enables us to devote greater focus to our portfolio’s faster growing value and premium product lines.

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

In November and December 2025, the Company executed open market purchases of 3.6 million shares for $300.0, inclusive of fees, of which all 3.6 million shares were purchased under the 2021 Share Repurchase Program. The shares were purchased at an average share price of $83.59 and the Company used cash on hand to fund the open market purchases.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and an immediate tax deduction for domestic research costs. The tax provisions in OBBBA did not have a material impact on our financial position and results of operations, and had a minimal benefit to operating cash flows.

Touchland Acquisition

On July 16, 2025, we completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). We paid $656.0, net of cash acquired, at closing and entered an agreement to pay an additional amount based on 2025 net sales thresholds which will result in a cash payment of $159.0 to be paid in the first half of 2026. In addition, the Company granted rights to Touchland’s founder to receive shares of our Common Stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing. The value of Common Stock received by Touchland's founder will be recognized as a compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. Payment of a $5.0 portion of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equityholders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. The Touchland Acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0 million.

New Credit Agreement

On July 17, 2025, the Company entered into a new unsecured revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. The terms of the Credit Agreement are substantially the same as the terms for the credit facility entered into on June 16, 2022.

Dividend Increase

On January 28, 2026, the Board declared a 4.2% increase in the regular quarterly dividend from $0.295 to $0.3075 per share (equivalent to an annual dividend of $1.23 per share) payable to stockholders of record as of February 13, 2026. The increase raises the annualized dividend payout from $287.0 to approximately $291.0 on an annualized basis.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

2025 Financial Highlights

Key 2025 financial results include:

•
Net sales for the year ended December 31, 2025 grew 1.6% over 2024, with gains in Consumer Domestic and Consumer International, partially offset by lower sales in SPD due to divestitures. The 2025 gains include the benefit of recent acquisitions in Consumer Domestic and Consumer International, partially offset by the exit of product lines in all three segments, a decline in vitamin sales in Consumer Domestic and unfavorable foreign currency exchange rates in Consumer International. Excluding these items, Consumer International and SPD experienced favorable volumes and pricing/product mix, partially offset by lower price/mix in Consumer Domestic.
•
Gross margin decreased 100 basis points (“bps”) to 44.7% in 2025 from 45.7% in 2024, which includes costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of 50 bps and an approximate 50 basis point benefit from tariff refunds in the prior year. Excluding these items, gross margin was flat year over year with higher manufacturing costs including tariffs (net of mitigation actions) as well as labor and higher commodities of 180 bps offset by the impact of productivity programs of 160 bps, and benefits from the Touchland Acquisition of 20 bps.
•
Operating margin increased 410 basis points to 17.4% in 2025 from 13.3% in 2024.
o
2025 results include non-cash charges associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $45.6. In connection with the Touchland Acquisition, the Company recorded earnout costs of $19.0 and restricted stock amortization expense of $11.5 within SG&A expenses. We recorded an additional $5.8 of restricted stock amortization associated with the Hero Acquisition and system integration costs of $8.2 in SG&A Expenses.
o
The 2024 operating margin includes a non-cash charge of $357.1, related to the impairment of the VITAFUSION and L'IL CRITTERS indefinite-lived trade name as well as a definite-lived customer relationship intangible asset and PP&E specific to the VMS business.
o
Excluding these charges, operating margin was flat year over year.
•
We reported diluted net earnings per share in 2025 of $3.02, an increase of approximately 27.4% from 2024 diluted net earnings per share of $2.37.
o
Earnings per share in 2025 includes charges of $0.18 for the VMS divestiture, $0.14 for business exit related impairments, $0.08 for acquisition-related restricted stock amortization, $0.08 for Touchland Earnout adjustments, and $0.02 for ERP costs.
o
Earnings per share in 2024 includes the non-cash VMS trade name and other asset impairment charges of $1.10 per share and $0.08 for acquisition-related restricted stock amortization, partially offset by $0.11 for a favorable tariff ruling.
o
Excluding these charges diluted net earnings per share in 2025 was $3.53, a 2.6% increase compared to diluted earnings per share in 2024 of $3.44.
•
Cash provided by operations was $1,215.4 in 2025, a $59.2 increase from the prior year primarily driven by higher cash earnings and working capital improvement actions.
•
We returned $1,187.2 to stockholders in 2025 with $900.0 of share repurchases and $287.2 of cash dividends paid.

Strategic Goals, Challenges and Initiatives

Our ability to generate sales depends on consumer demand for our products and retail customers’ decisions to carry our products, which are, in part, affected by general economic conditions in our markets. While a vast majority of our products are consumer staples and less vulnerable to decreases in discretionary spending than other products, certain of our products are more likely to be affected by consumer decisions to control spending. Some retail customers have responded to economic conditions by increasing their private label offerings (primarily in the stain fighters, diagnostic kits and oral analgesics categories), launching their own brands, and consolidating the product selections they offer to the top few leading brands in each category. In addition, an increasing portion of our product categories are being sold by club stores, dollar stores, mass merchandisers and internet-based retailers. These factors have placed downward pressure on our sales and gross margins.

We intend to continue to aggressively pursue several key strategic initiatives: maintain competitive marketing and trade spending, tightly control our cost structure, expand our online market share by continuing to invest in e-commerce (global on-line sales were 21.4% of

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

consumer sales in 2025), expand our presence and product offerings to consumers outside of the United States, continue to develop and launch new and differentiated products, pursue strategic acquisitions, maintain an offering of premium and value brand products to appeal to a wide range of consumers. Finally we will continue to focus on core growth and have recently announced long-term targets to accelerate our core growth by (1) increasing Arm & Hammer from a $2 billion brand to a $3 billion brand, (2) driving global oral care expansion from $1 billion to $1.5 billion behind TheraBreath, and (3) investing in our international businesses with a focus on M&A to grow from $1 billion to $2 billion.

Our global product portfolio consists of both premium (66% of total worldwide consumer revenue in 2025) and value (34% of total worldwide consumer revenue in 2025) brands, which we believe enables us to succeed in a range of economic environments. We intend to continue to develop a portfolio of appealing new products to build loyalty among cost-conscious consumers. We derive a substantial percentage of our revenues from sales of liquid laundry detergent. We continue to evaluate and vigorously address pressures on this business through, among other things, new product introductions and increased marketing and trade spending.

Over the past two two decades, we have diversified from an almost exclusively U.S. business to a global company with approximately 18% of sales derived from countries outside of the United States in 2025, and we believe ongoing international expansion represents a significant opportunity to grow our business. We have subsidiary operations in eight countries (Canada, Mexico, U.K., France, Germany, China, Australia, and Japan). We also export products to over 100 other countries through our Global Markets Group using a broad network of third-party distributors. In 2025, we benefited from our expanded global footprint and expect to continue to focus on selectively expanding our global business.

We also continue to focus on controlling our costs. Historically, we have been able to mitigate the effects of cost increases including tariffs primarily by implementing cost reduction programs and, to a lesser extent, by passing along cost increases to customers. We have also entered into set pricing and pre-buying arrangements with certain suppliers and hedge agreements for diesel fuel and other commodities. Additionally, our focus on tight cost controls has enabled us to effectively navigate challenging economic conditions. However, the current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, including tariffs imposed by other countries in response to or in anticipation of U.S. tariffs, have resulted in uncertainty regarding the global economy and with respect to our operations and costs.

The identification and integration of strategic acquisitions is an important component of our overall strategy and product category diversification. Acquisitions have added significantly to our sales, profits and product category diversification over the last decade. This is evidenced by our 2015 acquisition of certain assets of Varied Industries Corporation, the 2016 acquisitions of Spencer Forrest, Inc., the maker of TOPPIK (the “Toppik Acquisition”), and the ANUSOL and RECTINOL businesses from Johnson & Johnson (the “Anusol Acquisition”), the 2017 acquisitions of the VIVISCAL brand from Lifes2Good Holdings Limited (the “Viviscal Acquisition”), and the WATERPIK brand from Pik Holdings, Inc. (the “Waterpik Acquisition”), the 2020 acquisition of the ZICAM brand from Consumer Health Holdco LLC, the 2021 acquisition of the THERABREATH brand from Dr. Harold Katz, LLC and HK-IP International, Inc, the 2022 acquisition of the HERO brand which includes the MIGHTY PATCH acne treatment products, the 2024 acquisition of Graphico, Inc. (the “Graphico Acquisition”), a Japan-based distributor, and the 2025 acquisition of TOUCHLAND® hand sanitizers. We actively seek acquisitions that fit our guidelines, and our strong financial position provides us with flexibility to take advantage of acquisition opportunities. In addition, our ability to quickly integrate acquisitions and leverage existing infrastructure has enabled us to establish a strong track record in making accretive acquisitions. Since 2001, we have acquired six of our seven “power brands.”

We believe we are well positioned to meet the ongoing challenges described above due to our strong financial condition, experience operating in challenging environments, talented and dedicated employees and continued focus on key strategic initiatives. Our focus is to maintain competitive marketing and trade spending, manage our cost structure, continue to develop and launch new and differentiated products, while pursuing strategic acquisitions. This focus, together with the strength of our portfolio of premium and value brands, has enabled us to succeed in a range of economic environments. Moreover, the generation of a significant amount of cash from operations provides us with the financial flexibility to pursue acquisitions, drive new product development, make capital expenditures to support organic growth and gross margin improvements, return cash to stockholders through dividends and share buy backs, and reduce outstanding debt. These factors position us to continue to increase stockholder value over the long-term.

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

Revenue Recognition and Promotional and Sales Return Reserves

Virtually all of our revenue represents sales of finished goods inventory and is recognized when received or picked up by our customers. The reserves for consumer and trade promotion liabilities and sales returns are established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Promotional reserves are provided for sales incentives, such as coupons to consumers, and sales incentives provided to customers (such as slotting, cooperative advertising, incentive discounts based on volume of sales and other arrangements made directly with customers). All such costs are netted against sales. Slotting costs are recorded when the product is delivered to the customer. Cooperative advertising costs are recorded when the customer places the advertisement for our products. Discounts relating to price reduction arrangements and coupons are recorded when the related sale takes place. Costs associated with end-aisle or other in-store displays are recorded when product that is subject to the promotion is sold. We rely on historical experience and forecasted data to determine the required reserves. With regard to promotional reserves and sales returns, we use experience-based estimates, customer and sales organization inputs and historical trend analysis in arriving at the reserves required. If our estimates for promotional activities and sales returns reserves were to change by 10%, the impact to promotional spending and sales return accruals would be approximately $12.8.

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

The result of our annual goodwill impairment test determined that the estimated fair value substantially exceeded the carrying values of all reporting units. We determined that the fair value of all indefinite-lived intangible assets for each of the years in the three-year period ended December 31, 2025, exceeded their respective carrying values based upon the forecasted cash flows and profitability, with the exception of our VMS business described below.

During the third quarter of 2024, we continued to experience a decline in market share and a deterioration in the financial performance of our VMS business, which includes the VITAFUSION and L'IL CRITTERS trade name, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflected lower estimates of future sales growth and cash flows which resulted in a triggering event in the third quarter. The triggering event required the Company to review the carrying value of assets supporting the business. The assets supporting the VMS business included the VITAFUSION and L'IL CRITTERS indefinite-lived trade name, a definite-lived customer relationship intangible asset and PP&E specific to our VMS business.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

We used an excess earnings discounted cash flow model to determine the fair value of the trade name. The assumptions used in the model required significant judgement in determining the expected future cash flows. The key assumptions utilized in our impairment analysis included, but were not limited to, net sales growth rates between -15.2% and 2.1%, EBITA margins in the low single digits, and a discount rate of 8.25%. Estimates were based on market conditions and management’s current expectation of the success of growth and profitability initiatives. The valuation resulted in a full impairment of the $281.3 trade name and a $15.8 impairment for the remaining carrying value of the customer relationship intangible asset. The remaining carry value of both the trade name and customer relationship intangible asset at December 31, 2024 is $0.0. The VMS business was sold in December 2025.

Our global WATERPIK business is experiencing customer distribution losses and a decline in consumer demand, mainly due to lower consumer spending and more customers choosing value brands amid inflation. This has reduced sales, profits, and expected cash flows, eroding much of the excess fair value over carrying value for the WATERPIK trade name. As of October 1, 2025, the trade name’s carrying value was $644.7, with fair value at 117% of carrying value, down from 135% in 2024, reflecting falling sales, rising competition, business exits, and margin pressure from higher costs and tariffs. Our impairment analysis used an 8.0% discount rate, projected mid-single- to low double-digit revenue growth, and EBITA margins around 25%, based on current market trends and cost-lowering initiatives. Further declines in performance or adverse changes could trigger an impairment charge for the WATERPIK trade name.

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

Income and other Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. We record liabilities for potential assessments in various tax jurisdictions under U.S. GAAP guidelines. The liabilities relate to tax return positions that, although supportable by us, may be challenged by the tax authorities and do not meet the minimum recognition threshold required under applicable accounting guidance for the related tax benefit to be recognized on the income statement. We adjust this liability due to changes in tax legislation, interpretations of laws by courts, guidance and rulings issued by tax authorities, changes in estimates and the expiration of the statute of limitations. Many of the judgments involved in adjusting the liability involve assumptions and estimates that are highly uncertain and subject to change. In this regard, settlement of any issue, or an adverse determination in litigation, with a taxing authority could require the use of cash and result in an increase in our annual effective tax rate. Conversely, favorable resolution of an issue with a taxing authority would be recognized as a reduction to our annual effective tax rate. The Company elected to record the payment of excise tax associated with Treasury Stock purchases in the financing section of the cash flow in accordance with ASC 230.

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements included in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2025.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

The discussion of consolidated results of operations presented below is followed by a more detailed discussion of results of operations by segment. This section of this Form 10-K generally discusses 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. The segment discussion also addresses certain product line information. Our operating segments are consistent with our reportable segments.

The consolidated results of operations presented below include the VitaFusion and L’il Critters brands which were sold to Piping Rock Health Products, Inc. on December 31, 2025.

Consolidated results

2025 compared to 2024

	Twelve Months Ended	Change vs.	Twelve Months Ended
	December 31, 2025	Prior Year	December 31, 2024
Net Sales	$6,203.2	1.6%	$6,107.1
Gross Profit	$2,774.8	-0.5%	$2,790.1
Gross Margin	44.7%	-100 basis points	45.7%
Marketing Expenses	$708.9	1.5%	$698.1
Percent of Net Sales	11.4%	0 basis points	11.4%
Selling, General & Administrative Expenses	$988.3	6.5%	$927.8
Percent of Net Sales	15.9%	70 basis points	15.2%
VMS Trade name and other asset impairments	$0.0	100.0%	$357.1
Percent of Net Sales	0.0%	-580 basis points	5.8%
Income from Operations	$1,077.6	33.5%	$807.1
Operating Margin	17.4%	410 basis points	13.3%
Net income per share - Diluted	$3.02	27.4%	$2.37

Net Sales

Net sales for the year ended December 31, 2025 were $6,203.2, an increase of $96.1, or 1.6% compared to 2024 net sales. The components of the net sales increase are as follows:

Net Sales - Consolidated	December 31, 2025
Product volumes sold(1)	0.8%
Pricing/Product mix(2)	(0.1%)
Exit of product lines(3)	(1.0%)
Acquisitions(4)	1.9%
Net Sales increase	1.6%

(1)
The volume change reflects increased product unit sales in the Consumer International and SPD segments. Volumes were also impacted by a decline in the vitamin business which was sold on December 31, 2025.
(2)
Price/mix was unfavorable in the Consumer Domestic segment, partially offset by the SPD and Consumer International segments.
(3)
In the second quarter of 2025, we announced that we would exit the Flawless, Spinbrush, and Waterpik showerheads businesses. In the first quarter of 2024, we exited the MEGALAC supplement portion of the SPD Animal Nutrition business. In the second quarter of 2024 we sold the Passport food safety business.
(4)
In the third quarter of 2025, we completed the acquisition of Touchland. In the second quarter of 2024 we acquired substantially all of Graphico, Inc.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Gross Profit

Our gross profit for 2025 was $2,774.8, a $15.3 decrease compared to 2024. Gross margin was 44.7% in 2025 compared to 45.7% in 2024, a 100 basis points (“bps”) decrease. The decline in gross margin was due primarily to costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of 50 bps and tariff refunds in the prior year of 50 bps. Excluding these items, gross margin was flat compared to the prior year as the impact of higher manufacturing costs of 180 bps (including labor, commodities and tariffs, net of tariff mitigation actions) was offset by the impact of productivity programs of 160 bps, and benefits from the Touchland Acquisition of 20 bps.

Operating Costs

Marketing expenses for 2025 were $708.9, an increase of $10.8 compared to 2024. Marketing expenses as a percentage of net sales was 11.4% in 2025 and 2024. Marketing as a percentage of net sales was flat compared to 2024, as 20 bps on higher expense as we invest in our brands to drive market share growth and support new products was offset by 20 bps of leverage on higher net sales.

SG&A expenses for 2025 were $988.3, an increase of $60.5 compared to 2024. SG&A as a percentage of net sales increased 70 bps to 15.9% in 2025 compared to 15.2% in 2024. The increase is due to 100 bps on higher expenses, primarily due to non-cash asset impairment costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $20.6 and costs associated with the Touchland acquisition of $30.5, offset by 30 bps of leverage associated with higher sales.

Nonoperating Expenses

VMS trade name and other asset impairment charges were $357.1 in 2024 related to non-cash charges to reduce the carrying value of intangible assets and property, plant, and equipment related to the VMS business. The impairment was due to a continued decline in market share and a deterioration in the financial performance for the VMS business, which included the VITAFUSION and L'IL CRITTERS trade name, primarily due to significant product competition coming from new category entrants, including private label. See Note 8, “Goodwill and Other Intangibles, Net” to the Consolidated Financial Statements included herein for additional information.

Interest income was $23.5 in 2025, a decrease of $2.8 as compared to 2024, due to lower interest income associated with slightly lower average cash balances.

Interest expense in 2025 was $95.2, a nominal increase of $0.2 as our debt outstanding was consistent year over year.

Other expense was $56.9 in 2025 as compared to other income of $8.8 in 2024. The expense in 2025 was primarily due to the VMS divestiture which resulted in a one-time, pre-tax charge of $58.5 in the fourth quarter of 2025 which included non-cash charges, and transition and transaction costs. Other income of $8.8 in 2024 was primarily due to the sale of our 50% interest in Armakleen to our joint venture partner.

Taxation

The 2025 effective income tax rate was 23.0% compared to 22.6% in 2024. The increase in the rate is primarily due to lower stock option benefits.

Segment results for 2025, 2024 and 2023

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational and ownership structures.

Segment	Products / Other
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty Products

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Segment net sales and income from operations for each of the three years ended December 31, 2025, 2024 and 2023 were as follows:

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
2025	$4,774.8	$1,129.4	$299.0	$6,203.2
2024	4,732.3	1,071.5	303.3	6,107.1
2023	4,571.2	975.7	321.0	5,867.9
Income from Operations
2025(1)	$920.8	$116.2	$40.6	$1,077.6
2024(2)	684.9	83.1	39.1	807.1
2023	929.7	104.2	23.5	1,057.4

(1)
2025 results include non-cash charges associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $45.6 of which $25.0 was recorded in Cost of Goods Sold and $20.6 was recorded in SG&A expenses. In connection with the Touchland Acquisition, the Company recorded earnout costs of $19.0 and restricted stock amortization expense of $11.5 within SG&A expenses. We recorded $5.8 of restricted stock amortization associated with the Hero Acquisition and system integration costs of $8.2 in SG&A Expenses. The above-mentioned costs were primarily recorded in the Consumer Domestic Segment.
(2)
2024 results include the VMS non-cash intangible and PP&E impairment charges of $357.1 in SG&A expenses, of which $327.4 was recorded in the Consumer Domestic segment and $29.7 was recorded in the Consumer International segment.

Product line revenues for external customers for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Household Products	$2,556.9	$2,584.3	$2,484.1
Personal Care Products	2,217.9	2,148.0	2,087.1
Total Consumer Domestic	4,774.8	4,732.3	4,571.2
Total Consumer International	1,129.4	1,071.5	975.7
Total SPD	299.0	303.3	321.0
Total Consolidated Net Sales	$6,203.2	$6,107.1	$5,867.9

Household Products include deodorizing, cleaning and laundry products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Consumer Domestic

2025 compared to 2024

Consumer Domestic net sales in 2025 were $4,774.8, an increase of $42.5 or 0.9% compared to net sales of $4,732.3 in 2024. The components of the net sales change are the following:

Net Sales - Consumer Domestic	December 31, 2025
Product volumes sold	0.0%
Pricing/Product mix	(0.5%)
Acquisitions(1)	2.2%
Exit of product lines(2)	(0.8%)
Net Sales increase	0.9%
(1)
The Touchland acquisition is included in our results since July 16, 2025, the date of acquisition.
(2)
In the second quarter of 2025, we announced that we would exit the Flawless, Spinbrush, and Waterpik showerheads businesses.

The increase in net sales for 2025 reflects the impact of the Touchland® Acquisition and growth from THERABREATH® mouth wash, HERO® acne treatment products, ARM & HAMMER® liquid detergent, ARM & HAMMER® detergent sheets, and ARM & HAMMER® scent boosters, partially offset by declines in VITAFUSION® and L’IL CRITTERS® gummy vitamins, OXICLEAN® stain removers, WATERPIK® Oral Care and FINISHING TOUCH FLAWLESS® hair removal products.

Consumer Domestic income from operations for 2025 was $920.8, a $235.9 increase as compared to 2024. Income from operations was impacted for the year ended 2025 by non-cash charges associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $45.6 and transaction-related costs of $30.5 relating to the Touchland Acquisition. Income from operations was impacted for the year ended 2024 by the VMS non-cash intangible and PP&E impairment charges of $327.4. Excluding these non-cash charges, Consumer Domestic income from operations decreased by $15.4 driven by higher manufacturing and distribution expenses of $130.3, and unfavorable price/mix of $24.8, partially offset by the benefit of productivity programs of $89.1, higher sales volumes of $39.5, lower marketing expenses of $5.8, and lower SG&A expenses of $5.3.

Consumer International

2025 compared to 2024

Consumer International net sales in 2025 were $1,129.4, an increase of $57.9 or 5.4% as compared to 2024. The components of the net sales change are the following:

Net Sales - Consumer International	December 31, 2025
Product volumes sold	4.9%
Pricing/Product mix	0.6%
Foreign exchange rate fluctuations	(0.2%)
Exit of product lines(1)	(0.9%)
Acquisitions(2)	1.0%
Net Sales increase	5.4%
(1)
In the second quarter of 2025, we announced that we would exit the Flawless, Spinbrush, and Waterpik showerheads businesses.
(2)
The Touchland acquisition has been included in our results since July 16, 2025, the date of acquisition. The Graphico Acquisition has been included in our results since June 1, 2024, the date of acquisition.

Excluding the impact of foreign exchange rates and the Touchland and Graphico acquisitions, the increase in net sales for the year ended December 31, 2025, was driven by HERO® acne treatment products in Canada, GMG, Germany, UK, France, Australia, and Mexico, THERABREATH® mouth wash in GMG, Canada, Mexico, and Australia, FEMFRESH in GMG, and ARM & HAMMER® Baking Soda in GMG.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Consumer International income from operations was $116.2 in 2025, an increase of $33.1 compared to 2024. Income from operations was impacted for the year ended 2025 by the non-cash charges associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $3.8 and in the year ended 2024 by the VMS non-cash intangible and PP&E impairment charges of $29.7. Excluding the non-cash impairment charges, Consumer International income from operations increased $7.2 and was driven by higher sales volumes of $19.1, favorable price/mix of $17.0, and lower manufacturing and commodity costs of $6.3, partially offset by higher SG&A expenses of $16.8, higher marketing expenses of $15.6, and unfavorable foreign exchange rates of $2.8.

Specialty Products

2025 compared to 2024

SPD net sales were $299.0 for 2025, a decrease of $4.3, or 1.4% compared to 2024. The components of the net sales change are the following:

Net Sales - SPD	December 31, 2025
Product volumes sold	0.3%
Pricing/Product mix	2.3%
Foreign exchange rate fluctuations	0.3%
Exit of product lines (1)	(4.3%)
Net Sales decrease	(1.4%)

(1) We exited the MEGALAC supplement portion of the Animal Nutrition business in the first quarter of 2024 and sold the Passport food safety business in the second quarter of 2024.

Net sales excluding product line divestitures increased in the year ended December 31, 2025 primarily due to growth in our sodium bicarbonate and animal nutrition businesses.

SPD income from operations was $40.6 in 2025, an increase of $1.5 compared to 2024. The increase in income from operations for 2025 is due to favorable price/mix of $6.5, and lower SG&A costs of $3.5, partially offset by unfavorable manufacturing costs of $6.2, lower sales volumes of $1.5, and higher marketing expenses of $0.8.

Equity in Earnings of Affiliates

Equity in earnings of affiliates represents the results of Armand for the three years ended 2025, 2024, and 2023 and ArmaKleen for the two years ended 2024 and 2023. In October 2024, the Company sold its 50% interest in ArmaKleen to our joint venture partner.

Liquidity and Capital Resources

On July 17, 2025, the Company entered into a new unsecured revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $2,000.0 commercial paper program.

As of December 31, 2025, we had $409.0 in cash and cash equivalents, and approximately $1,993.0 available through the Revolving Credit Facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

As a result of our stock repurchases, there remains $228.9 of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2025.

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

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

In November and December 2025, we executed open market purchases of 3.6 million shares for $300.0, inclusive of fees, of which all 3.6 million shares were purchased under the 2021 Share Repurchase Program. The shares were purchased at an average share price of $83.59 and the Company used cash on hand to fund the open market purchases.

On January 28, 2026, the Board declared a 4.2% increase in the regular quarterly dividend from $0.295 to $0.3075 per share (equivalent to an annual dividend of $1.23 per share) payable to stockholders of record as of February 13, 2026. The increase raises the annualized dividend payout from $287.0 to approximately $291.0 on an annualized basis.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $130.0 in 2026 including manufacturing capacity investments for TheraBreath and Sterimar and an ERP project. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

Cash Flow Analysis

	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,215.4	$1,156.2	$1,030.6
Net cash used in investing activities	$(616.9)	$(183.3)	$(234.3)
Net cash used in financing activities	$(1,162.4)	$(343.4)	$(725.6)

2025 compared to 2024

Net Cash Provided by Operating Activities – Our primary source of liquidity is our cash flow provided by operating activities, which is dependent on the level of net income and changes in working capital. Our net cash provided by operating activities in 2025 increased by $59.2 to $1,215.4 as compared to $1,156.2 in 2024 due to an increase in cash earnings (net income adjusted for non-cash items) including a benefit related to the OBBBA, and a decrease in working capital. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the years ended December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024	Change
Days of sales outstanding in accounts receivable ("DSO")	35	34	1
Days of inventory outstanding ("DIO")	62	67	(5)
Days of accounts payable outstanding ("DPO")	77	73	(4)
Cash conversion cycle	20	28	(8)

Our cash conversion cycle (defined as the sum of DSO plus DIO less DPO) at December 31, 2025, which is calculated using a two period average method, decreased eight days from the prior year. The decrease in DIO is primarily due to a greater focus on inventory management in a volatile environment. The increase in DPO is primarily from higher average accounts payable balances from extending payment terms with some vendors. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during 2025 was $616.9, primarily reflecting property, plant and equipment additions of $122.4 and $656.0 for the Touchland Acquisition, partially offset by $160.3 of proceeds from the VMS Divestiture. Net cash used in investing activities during 2024 was $183.3, primarily reflecting property, plant and equipment additions of $179.8 and $19.9 for the Graphico Acquisition, partially offset by $14.0 of proceeds from the sale of assets (including the ArmaKleen joint venture).

Net Cash Used in Financing Activities – Net cash used in financing activities during the twelve months of 2025 was $1,162.4, reflecting $900.0 of treasury stock purchases and $287.2 of cash dividend payments, partially offset by $35.6 of proceeds from stock option exercises. Net cash used in financing activities during the twelve months of 2024 was $343.4, reflecting $208.2 of net debt payments and $277.0 of cash dividend payments, partially offset by $142.9 of proceeds from stock option exercises.

CHURCH & DWIGHT CO., INC AND SUBSIDIARIES

(Dollars in millions, except share and per share data)

OTHER ITEMS

Market risk

Concentration of Risk

A group of four customers accounted for approximately 44%, 43% and 44% of consolidated net sales in 2025, 2024 and 2023, respectively, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 23%, and 23% in 2025, 2024 and 2023, respectively.

Interest Rate Risk

We had outstanding total debt at December 31, 2025, of $2,205.1, net of debt issuance costs, all of which has a fixed weighted average interest rate of 4.1%. From time to time the Company will enter into interest rate lock agreements to hedge the risk of changes in the interest payments attributable to changes in the interest rate associated with anticipated issuances of debt.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting. Their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s consolidated financial statements and financial statement schedule appear on pages 52 and 55 of this Annual Report on Form 10-K.

/s/ Richard A. Dierker	/s/ Lee B. McChesney
Richard A. Dierker	Lee B. McChesney
President and Chief Executive Officer	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Trade Names and Other Intangibles, Net –Waterpik — Refer to Notes 1 and 8 to the Financial Statements

Critical Audit Matter Description

The Company owns trade names that are considered to have indefinite lives. These trade names are required to be measured periodically for impairment.

The Company’s global WATERPIK business is experiencing customer distribution losses and a decline in consumer demand, mainly due to lower consumer spending and more customers choosing value brands amid inflation. This has reduced sales, profits, and expected cash flows, eroding much of the excess fair value over carrying value for the WATERPIK trade name. The carrying value of the WATERPIK trade name is $644.7 million and the fair value represented 117% of the carrying value as of October 1, 2025.

Management estimates the fair value of the trade name based on an “excess earnings” discounted cash flow method. The determination of fair value requires management to make significant estimates and assumptions related to future performance, such as revenue growth rates, EBITA margin, as well as the selection of appropriate valuation assumptions, such as a discount rate. Changes in these assumptions could have a significant impact on the fair value of the trade name, leading to an impairment or a change in an identified impairment.

Given the significant judgments made by management to estimate the trade name's fair value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rates, EBITA margin, and the selection of a discount rate involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of revenue growth rates, EBITA margin, and the selection of a discount rate for the trade name included the following, among others:

•
We tested the effectiveness of controls over the account balance, including those over the revenue growth rates, EBITA margin, and the selection of a discount rate.
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

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

- Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

- Developing a range of independent estimates and comparing those to the discount rate selected by management.

Acquisitions – Touchland – Refer to Note 6 to the Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). The Company paid $656.0 million, net of cash acquired, at closing and entered an agreement to pay an additional amount based on 2025 net sales thresholds which will result in a cash payment of $159.0 million to be paid in the first half of 2026. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a trade name of $730.0 million and business acquisition liabilities of $140.0 million as of the acquisition date. The trade name and customer relationship intangible assets were valued using a discounted cash flow model. Business acquisition liabilities were valued using a Monte Carlo simulation model. The fair value determination of the trade name and business acquisition liabilities required management to make significant estimates and assumptions related to future revenue, cash flows, and the selection of a discount rate.

Given that the fair value determination of the trade name and the business acquisition liabilities require management to make significant estimates and assumptions related to the forecasts of future revenue, cash flows, and the selection of a discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenue and cash flows for the valuation of the trade name and the business acquisition liabilities, as well as the selection of the associated discount rate, included the following, among others:

•
We tested the effectiveness of controls over the valuation of the trade name and business acquisition liabilities, including management’s controls over forecasts of future revenue and cash flows and selection of a discount rate.
•
We assessed the reasonableness of management’s forecasts of future revenue and cash flows by comparing the projections to:

- Historical performance.

- Internal communications to management and the Board of Directors.

- Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and discount rate by:

- Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

- Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Morristown, NJ

February 12, 2026

We have served as the Company's auditor since 1968.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Church & Dwight Co., Inc.

Ewing, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Church & Dwight Co., Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

February 12, 2026

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net Sales	$6,203.2	$6,107.1	$5,867.9
Cost of sales	3,428.4	3,317.0	3,279.4
Gross Profit	2,774.8	2,790.1	2,588.5
Marketing expenses	708.9	698.1	641.3
Selling, general and administrative expenses	988.3	927.8	889.8
VMS Trade name and other asset impairments	0.0	357.1	0.0
Income from Operations	1,077.6	807.1	1,057.4
Equity in earnings of affiliates	7.9	9.1	8.7
Interest income	23.5	26.3	13.0
Interest expense	(95.2)	(95.0)	(110.9)
Other income (expense), net	(56.9)	8.8	(0.8)
Income before Income Taxes	956.9	756.3	967.4
Income taxes	220.1	171.0	211.8
Net Income	$736.8	$585.3	$755.6

Weighted average shares outstanding - Basic	242.7	244.4	244.9
Weighted average shares outstanding - Diluted	244.3	246.9	247.6
Net income per share - Basic	$3.04	$2.39	$3.09
Net income per share - Diluted	$3.02	$2.37	$3.05
Cash dividends per share	$1.18	$1.13	$1.09

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2025	2024	2023
Net Income	$736.8	$585.3	$755.6
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	21.9	(15.4)	8.6
Defined benefit plan gain (loss)	0.4	(0.2)	2.9
Income (loss) from derivative agreements	(11.3)	11.9	(9.4)
Other comprehensive income (loss)	11.0	(3.7)	2.1
Comprehensive income	$747.8	$581.6	$757.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$409.0	$964.1
Accounts receivable, less allowances of $3.7 and $5.1	593.4	600.8
Inventories	534.8	613.3
Other current assets	59.8	62.4
Total Current Assets	1,597.0	2,240.6

Property, Plant and Equipment, Net	822.8	931.7
Equity Investment in Affiliates	10.3	11.1
Trade Names and Other Intangibles, Net	3,511.5	2,888.5
Goodwill	2,627.5	2,433.2
Other Assets	343.3	378.0
Total Assets	$8,912.4	$8,883.1

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	732.4	705.1
Accrued expenses and other liabilities	583.0	605.5
Business acquisition liabilities	178.9	0.0
Income taxes payable	3.4	5.3
Total Current Liabilities	1,497.7	1,315.9

Long-term Debt	2,205.1	2,204.6
Deferred Income Taxes	886.9	669.2
Deferred and Other Long-term Liabilities	320.5	332.6
Total Liabilities	4,910.2	4,522.3

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares; 293,709,982 shares issued as of December 31, 2025 and 2024	293.7	293.7
Additional paid-in capital	625.1	563.1
Retained earnings	6,768.2	6,319.7
Accumulated other comprehensive loss	(19.9)	(30.9)
Common stock in treasury, at cost: 57,156,105 shares as of December 31, 2025 and 47,830,141 shares as of December 31, 2024	(3,664.9)	(2,784.8)
Total Stockholders' Equity	4,002.2	4,360.8
Total Liabilities and Stockholders’ Equity	$8,912.4	$8,883.1

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flow From Operating Activities
Net Income	$736.8	$585.3	$755.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	89.7	83.2	72.8
Amortization expense	157.7	155.9	152.4
Change in fair value of business acquisition liabilities	19.0	0.0	0.0
Deferred income taxes	36.0	(82.0)	(13.8)
Business exit related impairments	45.6	0.0	0.0
VMS Trade name and other asset impairments	0.0	357.1	0.0
Loss on sale of vitamin business	58.5	0.0	0.0
Equity in net earnings of affiliates	(7.9)	(9.1)	(8.7)
Distributions from unconsolidated affiliates	8.8	8.9	9.5
Non-cash compensation expense	58.0	59.2	63.6
Asset impairment charge and other asset write-offs	10.1	12.1	8.9
Other	(6.7)	(6.2)	(0.4)
Subtotal	1,205.6	1,164.4	1,039.9
Change in assets and liabilities:
Accounts receivable	39.4	(81.5)	(97.4)
Inventories	56.1	2.0	38.5
Other current assets	1.2	(0.5)	10.4
Accounts payable	2.4	98.6	(58.1)
Accrued expenses	(60.9)	(1.1)	113.3
Income taxes payable	(5.1)	(7.1)	(1.8)
Other operating assets and liabilities, net	(23.3)	(18.6)	(14.2)
Change in Working Capital	9.8	(8.2)	(9.3)
Net Cash Provided By Operating Activities	1,215.4	1,156.2	1,030.6
Cash Flow From Investing Activities
Additions to property, plant and equipment	(122.4)	(179.8)	(223.5)
Acquisitions	(656.0)	(19.9)	0.0
Proceeds from Sale of Passport	0.0	6.6	0.0
Proceeds from Sale of Vitamin Business	160.3	0.0	0.0
Other	1.2	9.8	(10.8)
Net Cash Used In Investing Activities	(616.9)	(183.3)	(234.3)
Cash Flow From Financing Activities
Long-term debt (repayments)	0.0	(204.6)	(200.0)
Short-term debt (repayments), net of borrowings	0.0	(3.6)	(70.6)
Proceeds from stock options exercised	35.6	142.9	111.7
Payment of cash dividends	(287.2)	(277.0)	(266.5)
Purchase of treasury stock	(900.0)	0.0	(300.1)
Payment of business acquisition liability	(5.9)	0.0	0.0
Other	(4.9)	(1.1)	(0.1)
Net Cash Used In Financing Activities	(1,162.4)	(343.4)	(725.6)
Effect of exchange rate changes on cash and cash equivalents	8.8	(9.9)	3.5
Net Change In Cash and Cash Equivalents	(555.1)	619.6	74.2
Cash and Cash Equivalents at Beginning of Period	964.1	344.5	270.3
Cash and Cash Equivalents at End of Period	$409.0	$964.1	$344.5

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash paid during the year for:
Interest (net of amounts capitalized)	$94.6	$94.4	$111.9
Income taxes	$188.1	$259.6	$228.2
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$16.9	$10.6	$30.7

See Notes to Consolidated Financial Statements.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2025, 2024 and 2023

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Church & Dwight Co., Inc. Stockholders' Equity
December 31, 2022	293.7	(49.8)	$293.7	$366.2	$5,524.6	$(29.3)	$(2,665.3)	$3,489.9
Net income	0.0	0.0	0.0	0.0	755.6	0.0	0.0	755.6
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1
Cash dividends	0.0	0.0	0.0	0.0	(266.5)	0.0	0.0	(266.5)
Stock purchases	0.0	(3.3)	0.0	0.0	0.0	0.0	(300.1)	(300.1)
Stock based compensation expense and stock option plan transactions	0.0	2.5	0.0	88.6	(1.4)	0.0	87.2	174.4
December 31, 2023	293.7	(50.6)	$293.7	$454.8	$6,012.3	$(27.2)	$(2,878.2)	$3,855.4
Net income	0.0	0.0	0.0	0.0	585.3	0.0	0.0	585.3
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	(3.7)	0.0	(3.7)
Cash dividends	0.0	0.0	0.0	0.0	(277.0)	0.0	0.0	(277.0)
Stock based compensation expense and stock option plan transactions	0.0	2.8	0.0	108.3	(0.9)	0.0	93.4	200.8
December 31, 2024	293.7	(47.8)	$293.7	$563.1	$6,319.7	$(30.9)	$(2,784.8)	$4,360.8
Net income	0.0	0.0	0.0	0.0	736.8	0.0	0.0	736.8
Other comprehensive income (loss)	0.0	0.0	0.0	0.0	0.0	11.0	0.0	11.0
Cash dividends	0.0	0.0	0.0	0.0	(287.2)	0.0	0.0	(287.2)
Stock purchases	0.0	0.0	0.0	(9.1)	0.0	0.0	(900.0)	(909.1)
Stock based compensation expense and stock option plan transactions	0.0	(9.4)	0.0	71.1	(1.1)	0.0	19.9	89.9
December 31, 2025	293.7	(57.2)	$293.7	$625.1	$6,768.2	$(19.9)	$(3,664.9)	$4,002.2

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

Basis of Presentation

The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) and include the accounts of the Company and its majority‑owned subsidiaries. Material subsequent events are evaluated and disclosed through the report issuance date. For equity investments in which the Company does not control or have the ability to exert significant influence over the investee, which generally is when the Company has less than a 20% ownership interest, the investments are accounted for under the cost method. In circumstances where the Company has greater than a 20% ownership interest and has the ability to exercise significant influence over, but does not control, the investee, the investment is accounted for under the equity method. As a result, the Company accounts for its 50% interest in its Armand Products Company (“Armand”) joint venture and its 50% interest in The ArmaKleen Company (“ArmaKleen”) joint venture under the equity method. The Company's 50% interest in ArmaKleen was sold to our joint venture partner in October of 2024. Armand and ArmaKleen are specialty chemical businesses. The Company’s equity in earnings of Armand and ArmaKleen are not reflected in a reportable segment.

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

a.
Nature of Goods and Services

The Company primarily ships finished goods to its customers and operates in three segments: Consumer Domestic, Consumer International and Specialty Products Division (“SPD”). The segments are based on differences in the nature of products and management organizational structures. The Consumer Domestic and Consumer International segments market a variety of personal care, household and over-the-counter products, including but not limited to baking soda, cat litter, laundry detergent, condoms, stain removers, hair removal, gummy dietary supplements, dry shampoo, oral care, cold remedy, acne treatment, and water flossers. The SPD segment focuses on sales to businesses and participates in three product areas: Animal Nutrition, Specialty Chemicals and Commercial & Professional. The Company’s products are distinct and separately identifiable on customer contracts or invoices, with each product sale representing a separate performance obligation.

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

Refer to Note 18 for disaggregated revenue information with respect to each of the Company’s segments.

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

Sales of Accounts Receivable

The Company entered into a factoring agreement with a financial institution to sell certain customer receivables at discounted rates in 2015. Transactions under this agreement are accounted for as sales of accounts receivable and are removed from the Consolidated Balance Sheet at the time of the sales transaction. The level of customers associated with the Company’s factoring program and the sales performance by those customers has driven the amount factored each year. The total amount factored in each year was $100.5, $105.9, and $144.2 during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Selling, general and administrative (“SG&A”) expenses include, among others, costs related to functions such as sales, corporate management, research and development, marketing administration, information technology, finance and legal. Such costs include salary compensation related costs (such as benefits, incentive compensation and profit sharing), stock-based award costs, depreciation, travel and entertainment related expenses, professional and other consulting fees and amortization of intangible assets.

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

Inventories

Inventories are valued at the lower of cost or market (net realizable value, which reflects any costs to sell or dispose). The Company identifies any slow moving, obsolete or excess inventory to determine whether an adjustment is required to establish a new carrying value. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates and assumptions about the future demand for the Company’s products, technological changes, and new product introductions. Estimates as to the future demand used in the valuation of inventory involve judgments regarding the ongoing success of the Company’s products. The Company evaluates its inventory levels and expected usage on a periodic basis and records adjustments as required. Adjustments to reflect inventory at net realizable value were $33.5 at December 31, 2025, and $45.2 at December 31, 2024.

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

Fair Value of Financial Instruments

Certain financial instruments are required to be recorded at fair value. The estimated fair values of such financial instruments (including investment securities and other derivatives) have been determined using market information and generally accepted valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates. Other financial instruments, including cash equivalents and short-term debt, are recorded at cost, which approximates fair value. Additional information regarding the Company’s risk management activities, including derivative instruments and hedging activities, is separately disclosed. See Notes 2 and 3.

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

Research and Development

The Company incurred research and development expenses in the amount of $145.6, $139.7 and $122.4 in 2025, 2024 and 2023, respectively. These expenses are included in SG&A expenses and are expensed as incurred.

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

	2025	2024	2023
Weighted average common shares outstanding - basic	242.7	244.4	244.9
Dilutive effect of stock options	1.6	2.5	2.7
Weighted average common shares outstanding - diluted	244.3	246.9	247.6
Antidilutive stock options outstanding	2.1	1.1	2.6

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

	For the Year Ended December 31,
	2025	2024	2023
Cost of sales	$2.8	$3.9	$3.4
Selling, general and administrative expenses	54.2	56.2	61.5
Total	$57.0	$60.1	$64.9

Income and Other Taxes

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

The Company elected to record the payment of excise tax associated with Treasury Stock purchases in the financing section of the cash flow in accordance with ASC 230.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure which includes amendments that further expand income tax disclosures, by requiring the disaggregation of information in the rate reconciliation table, and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. The Company has elected to adopt ASU 2023-09 prospectively beginning in fiscal year 2025. As a result, the rate reconciliation disclosure for fiscal years 2023 and 2024 will remain unchanged, and the expanded disaggregation requirements are reflected in these financial statements. Refer to footnote 12.

Recent Accounting Pronouncements Not Yet Adopted

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

Fair Values of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2025 and 2024:

		December 31, 2025		December 31, 2024
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$217.5	$217.5	$793.3	$793.3
Financial Liabilities:
3.15% Senior notes due August 1, 2027	Level 2	424.9	420.1	424.9	411.1
2.3% Senior notes due December 15, 2031	Level 2	399.5	355.4	399.4	338.9
5.6% Senior notes due November 15, 2032	Level 2	499.3	532.3	499.2	515.3
3.95% Senior notes due August 1, 2047	Level 2	397.9	318.4	397.8	307.7
5.0% Senior notes due June 15, 2052	Level 2	499.9	457.3	499.9	451.9

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the twelve months ended December 31, 2025.

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

Other: The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued Expenses and Other Liabilities approximated estimated fair values as of December 31, 2025 and 2024.

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

During 2025 and 2024, the Company used derivative instruments to mitigate risk, some of which were designated as hedging instruments. The tables following the discussion of the derivative instruments below summarize the fair value of the Company’s derivative instruments and the effect of derivative instruments on the Company’s consolidated Statements of Income and on other comprehensive income.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

Derivatives Designated as Hedging Instruments

Diesel Fuel Hedges

The Company uses independent freight carriers to deliver its products. The carriers charge the Company a basic rate per mile for diesel fuel. The Company has entered into hedge agreements with counterparties to mitigate the volatility of diesel fuel prices, and not to speculate in the future price of diesel fuel. Under the hedge agreements, the Company agreed to pay a fixed price per gallon of diesel fuel determined at the time the agreements were executed and to receive a floating rate payment that is determined on a monthly basis based on the average price of the Department of Energy’s Diesel Fuel Index during the applicable month and is designed to offset any increase or decrease in fuel costs that the Company pays to it common carriers. The agreements covered approximately 83% of the Company’s 2025 diesel fuel requirements. These diesel fuel hedge agreements qualified for hedge accounting. Therefore, changes in the fair value of such agreements are recorded under Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet.

Foreign Currency

The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Euro, U.S. Dollar/ Pound, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S Dollar/Chinese Yuan, U.S. Dollar/Australian Dollar and U.S. Dollar/Japanese Yen.

The Company enters into forward exchange contracts to reduce the impact of foreign exchange rate fluctuations related to anticipated but not yet committed sales or purchases denominated in U.S. Dollar, Canadian Dollar, Pound, Euro, Mexican Peso, Chinese Yuan, Japanese Yen, and Australian Dollar. The Company entered into forward exchange contracts to hedge itself from the risk that, due to fluctuations in currency exchange rates, it would be adversely affected by net cash outflows. The face value of the unexpired contracts as of December 31, 2025 totaled $440.6 in U.S. Dollars, of which $438.2 qualifies as foreign currency cash flow hedges and, therefore, changes in the fair value of the contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings when the hedged transaction affected earnings.

Net Investment Hedge

In 2025, the Company entered into a cross-currency swap contract to hedge a portion of the Company's net investment in its Japanese Yen-denominated foreign operations to reduce foreign currency risk associated with the investment in these operations. The hedge matures in April 2026 and the total notional amount of the net investment hedge was $25.0 as of December 31, 2025. Changes in the fair value of the contract are recorded in Accumulated Other Comprehensive Income (Loss). The interest component is classified within interest income on the consolidated Statements of Income and included in operating activities within the Company's Consolidated Statements of Cash Flows.

Commodity Hedges

The Company is subject to exposure due to changes in prices of commodities used in production. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into commodity forward swap contracts. These hedges are designated as cash flow hedges for accounting purposes and, therefore, changes in the fair value of the contracts are recorded in AOCI and reclassified to earnings when the hedged transaction affected earnings. The fair value of these commodity hedge agreements is reflected in the Consolidated Balance Sheet within Other Current Assets, Accounts Payable, and Accrued Expenses and Other Liabilities.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions, except share and per share data)

	Notional	Notional
	Amount	Amount
	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign exchange contracts	$438.2	$317.0
Diesel fuel contracts	4.5 gallons	0.8 gallons
Commodities contracts	43.6 pounds	0.0 pounds
Net Investment Hedge	$25.0	$0.0
Derivatives not designated as hedging instruments
Foreign exchange contracts	$2.4	$0.0
Equity derivatives	$12.0	$24.6

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s consolidated financial statements for the periods ended December 31, 2025, 2024, and 2023.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

4.
Inventories

Inventories consist of the following:

	December 31,	December 31,
	2025	2024
Raw materials and supplies	$143.7	$140.4
Work in process	35.0	45.4
Finished goods	356.1	427.5
Total	$534.8	$613.3

5.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	December 31,	December 31,
	2025(1)	2024
Land	$16.0	$29.2
Buildings and improvements	367.5	348.2
Machinery and equipment	911.1	1,000.4
Software	138.9	129.6
Office equipment and other assets	131.6	129.3
Construction in progress	131.9	215.1
Gross PP&E	1,697.0	1,851.8
Less accumulated depreciation	874.2	920.1
Net PP&E	$822.8	$931.7

(1)In connection with the VMS divestiture as described in Note 7, the Company divested PP&E with a gross value of $223.1 and a net book value of $142.9 in December of 2025.

	For the Year Ended December 31,
	2025	2024	2023
Depreciation expense on PP&E	$89.7	$83.2	$72.8

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

6.
Acquisitions

Touchland Acquisition

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). The Company paid $656.0, net of cash acquired, at closing and entered an agreement to pay an additional amount based on 2025 net sales thresholds which will result in a cash payment of $159.0 to be paid in the first half of 2026. In addition, the Company granted rights to Touchland’s founder to receive shares of our Common Stock valued at $50.0, with 50% of such shares vesting at each of the first-and-second-year anniversaries of the closing. The value of Common Stock received by Touchland's founder will be recognized as compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. Payment of a $5.0 portion of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equity holders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. The Touchland Acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0 million.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$9.3
Inventory	25.8
Other current assets	1.3
Property, plant and equipment	5.5
Other long-term assets	2.1
Trade name	730.0
Customer relationship intangible asset	32.8
Goodwill	206.5
Accounts payable, accrued expenses and other liabilities	(23.3)
Business acquisition liabilities - short-term	(140.0)
Deferred income taxes	(183.8)
Deferred and other long-term liabilities	(10.2)
Cash purchase price (net of cash acquired)	$656.0

The trade name and customer relationship intangible assets were valued using a discounted cash flow model and have a useful life of 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company. Business acquisition liabilities were valued using a Monte Carlo simulation model. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results. The goodwill and other intangible assets associated with the Touchland Acquisition are not deductible for U.S. tax purposes.

Graphico Acquisition

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

7.
Divestitures and Business Exits

Spinbrush Divestiture

On May 1, 2025, the Company announced that it would exit the Spinbrush business. In connection with the exit the Company recorded a pre-tax loss of $21.2 of which $12.6 was recorded in Cost of Sales and $8.6 was recorded in SG&A expenses. In December 2025, the Company entered into an agreement to transfer all Spinbrush intellectual property to a third party for nominal consideration. Net sales of the Spinbrush business were $53.6 in the year ended December 31, 2025.

Flawless Business Exit

On May 1, 2025, the Company announced that it would exit the Flawless business. We exited this business by the end of 2025, resulting in a pre-tax loss of $17.6, of which $6.0 was recorded in Cost of Sales and $11.6 was recorded in SG&A expenses. Net sales of the Flawless business were $29.3 in the year ended December 31, 2025.

Waterpik Showerheads Business Exit

On May 1, 2025, the Company announced that it would exit the Waterpik showerheads business. We exited this business by the end of 2025, resulting in a pre-tax loss of $6.5 recorded in Cost of Sales. Net sales of the Waterpik showerheads business were $35.5 in the year ended December 31, 2025.

VMS Divestiture

On December 9, 2025, the Company announced a definitive agreement to sell the VitaFusion and L’il Critters brands to Piping Rock Health Products, Inc. This agreement includes the VitaFusion and L’il Critters brands, relevant trademarks and licenses, and the Company's former manufacturing and distribution facilities in Vancouver and Ridgefield, Washington. The transaction closed on December 31, 2025 and includes a short-duration transition services agreement.

In connection with the agreement, the Company divested PP&E of $142.9, inventory of $54.0, goodwill of $12.6 and other net assets including leases of $9.3 for net cash proceeds of $160.3. The VMS brands represented less than 5% of Church & Dwight’s 2025 net sales. As a result of this transaction, Church & Dwight incurred a one-time, pre-tax charge of $58.5 (post-tax of $45.6) in the fourth quarter of 2025 which is included in Other income (expense), net in the Consolidated Statements of Income.

The divestiture of the Company's VMS business does not meet the criteria to be reported as discontinued operations in the consolidated financial statements as the Company's decision to divest this business does not represent a strategic shift that will have a significant impact on the Company's operations and financial results.

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

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	December 31,	December 31,
	2025	2024
Gross Carrying Value Trade Names	$1,680.7	$1,960.7
VMS impairment	0.0	$(281.3)
Spinbrush impairment	(7.9)	0.0
Net Carrying Value Trade Names	$1,672.8	$1,679.4

The Company’s indefinite-lived intangible impairment review is completed in the fourth quarter of each year.

Fair value of indefinite-lived trade names was estimated based on a “relief from royalty” or “excess earnings” discounted cash flow method, which contains numerous variables that are subject to change as business conditions change, and therefore could impact fair values in the future. The key assumptions used in determining fair value are sales growth, profitability margins, tax rates, discount rates and royalty rates. The Company determined that the fair value of all indefinite-lived trade names for each of the years in the three-year period ended December 31, 2025 exceeded their respective carrying values based upon the forecasted cash flows and profitability, with the exception of the Vitamins, Minerals and Supplements ("VMS") business and the Spinbrush business described below.

On May 1, 2025, the Company announced that it would exit the Spinbrush business. In December 2025, the Company entered into an agreement to transfer all Spinbrush intellectual property to a third party for nominal consideration. Net sales of the Spinbrush business were $53.6 in the year ended December 31, 2025. The Company recorded $12.6 in Cost of Sales for inventory and fixed asset impairments and $8.6 in SG&A, of which $7.9 was related to the indefinite lived Trade name.

During the third quarter of 2024, the Company continued to experience a decline in market share and a deterioration in the financial performance of its VMS business, which includes the VITAFUSION and L'IL CRITTERS trade names, primarily due to significant product competition coming from new category entrants, including private label. The continued decline in profitability caused management to reassess its long-term strategy and financial outlook of the business. The revised financial outlook reflected lower estimates of future sales growth and cash flows which resulted in a triggering event in the third quarter. The triggering event required the Company to review the carrying value of assets supporting the business. The assets supporting the VMS business included the VITAFUSION and L'IL CRITTERS indefinite-lived trade name, a definite-lived customer relationship intangible asset and PP&E specific to the VMS business.

The Company used an excess earnings discounted cash flow model to determine the fair value of the trade name. The assumptions used in the model required significant judgement in determining the expected future cash flows. The key assumptions utilized in the Company's impairment analysis included, but were not limited, net sales growth rates between -15.2% and 2.1%, EBITA margins in the low single digits, and a discount rate of 8.25%. Estimates were based on market conditions and management’s current expectation of the success of growth and profitability initiatives. The valuation resulted in a full impairment of the $281.3 trade name. The remaining carry value of the trade name at December 31, 2024 is $0.0.

On December 9, 2025, the Company announced a definitive agreement to sell the VitaFusion and L’il Critters brands to Piping Rock Health Products, Inc. The transaction closed on December 31, 2025. See Note 7 for further details.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

A summary of the VMS intangible and fixed asset impairment charges are as follows:

December 31,
2024
Trade Name	$281.3
Customer Relationship Intangible Asset	15.8
PP&E	60.0
Total VMS impairment charges	$357.1

The Company’s global WATERPIK business is experiencing customer distribution losses and a decline in consumer demand, mainly due to lower consumer spending and more customers choosing value brands amid inflation. This has reduced sales, profits, and expected cash flows, eroding much of the excess fair value over carrying value for the WATERPIK trade name. As of October 1, 2025, the trade name’s carrying value was $644.7, with fair value at 117% of carrying value, down from 135% in 2024, reflecting falling sales, rising competition, business exits, and margin pressure from higher costs and tariffs. The Company's impairment analysis used an 8.0% discount rate, projected mid-single- to low double-digit revenue growth, and EBITA margins around 25%, based on current market trends and cost-lowering initiatives. Further declines in performance or adverse changes could trigger an impairment charge for the WATERPIK trade name.

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of amortizable intangible assets:

	December 31, 2025					December 31, 2024
	Gross				Amortization	Gross
	Carrying	Accumulated	Impairment		Period	Carrying	Accumulated	Impairment
	Amount	Amortization	Charges(2)	Net	(Years)	Amount	Amortization	Charges(1)	Net
Amortizable intangible assets:
Trade names	$2,113.4	$(562.1)	$(11.6)	$1,539.7	3-20	$1,383.4	$(479.6)	$0.0	$903.8
Customer Relationships	598.5	(365.2)	(0.7)	232.6	15-20	644.9	(402.1)	(15.8)	227.0
Patents/Formulas	205.6	(139.2)	0.0	66.4	4-20	205.5	(127.2)	0.0	78.3
Total	$2,917.5	$(1,066.5)	$(12.3)	$1,838.7		$2,233.8	$(1,008.9)	$(15.8)	$1,209.1

(1) The $15.8 impairment charge relates to the VMS customer relationship intangible asset, which had a gross value of $79.2 and accumulated amortization of $63.4 prior to full impairment (as discussed above).

(2) The $12.3 impairment charge relates to the Flawless trade name and Spinbrush customer relationship intangible asset, which had a gross value of $76.2 and accumulated amortization of $63.9 prior to full impairment. The impairments were a result of the Company's decision to exit these businesses (as discussed above).

Intangible amortization expense amounted to $121.1 for 2025, $121.5 for 2024 and $124.3 for 2023, respectively. The Company estimates that intangible amortization expense will be approximately $135.0 in 2026 and approximately $134.0 declining to $120.0 annually over the next five years.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2023	$2,061.1	$234.4	$136.0	$2,431.5
Graphico acquired goodwill	0.0	2.8	0.0	2.8
Passport divestiture	0.0	0.0	(1.1)	(1.1)
Balance at December 31, 2024	$2,061.1	$237.2	$134.9	$2,433.2
Touchland acquired goodwill	206.5	0.0	0.0	206.5
VMS divestiture (as discussed above)	(12.6)	0.0	0.0	(12.6)
Other	0.4	0.0	0.0	0.4
Balance at December 31, 2025	$2,255.4	$237.2	$134.9	$2,627.5

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

A summary of the Company’s lease information is as follows:

		December 31,	December 31,
	Classification	2025	2024
Assets
Right of use assets	Other Assets	$166.0	$182.3

Liabilities
Current lease liabilities	Accrued Expenses and Other Liabilities	$23.9	$32.4
Long-term lease liabilities	Deferred and Other Long-term Liabilities	153.0	168.5
Total lease liabilities		$176.9	$200.9

Other information
Weighted-average remaining lease term (years)		7.4	7.4
Weighted-average discount rate		5.2%	4.6%

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Statement of Income
Lease cost(1)	$42.2	$40.2	$31.7

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2025	December 31, 2024
Other information
Leased assets obtained in exchange for new lease liabilities(2)	$15.4	$28.0
Cash paid for amounts included in the measurement of lease liabilities	$42.5	$35.3
(1)
Lease expense is included in cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The noncash component of lease expense for the twelve months ended December 31, 2025, 2024 and 2023 was $32.7, $30.9 and $24.3, respectively, is included in the amortization caption in the consolidated statement of cash flows.
(2)
Leased assets obtained in exchange for new lease liabilities in 2025 consisted of $48.6 of real estate lease additions and $3.7 of equipment lease additions, net of modifications, offset by $36.9 in lease terminations resulting from the sale of the VMS business. The additions include an increase to the Company's right of use asset and corresponding lease liabilities of $31.7 for an agreement between the Company and a third-party warehouse provider for new warehouse space in December 2025. In April 2025, the Company extended the lease term at one of its leased warehouse facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $11.0 recorded in the second quarter of 2025. Leased assets obtained in exchange for new lease liabilities in 2024 consisted of $16.8 of real estate lease additions and $11.2 of equipment lease additions, net of modifications. These additions included expanded space at one of the Company's leased manufacturing

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $15.4 recorded in the first quarter of 2024.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2026	$32.4
2027	30.7
2028	26.6
2029	26.0
2030	25.9
2031 and thereafter	73.6
Total future minimum lease commitments	215.2
Less: Imputed interest	(38.3)
Present value of lease liabilities	$176.9

10.
Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$732.4	$705.1
Accrued marketing and promotion costs	221.4	259.6
Accrued wages and related benefit costs	145.7	151.4
Other accrued current liabilities	394.8	194.5
Total	$1,494.3	$1,310.6

In 2015, the Company initiated a Supply Chain Finance program (“SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company for early payment. Participating suppliers negotiate their receivables sales arrangements directly with a third party. The Company is not party to those agreements and does not have an economic interest in the suppliers' decisions to sell their receivables and has not been required to pledge any assets as security nor to provide any guarantee to third-party finance providers or intermediaries. The SCF Program may allow suppliers to obtain more favorable terms than they could secure on their own. The terms of the Company's payment obligations are not impacted by a supplier’s participation in the SCF Program. The Company's payment terms with suppliers are consistent between suppliers that elect to participate in the SCF Program and those that do not participate. As a result, the program does not have an impact to the Company's average days outstanding.

The obligations outstanding related to the SCF program amount to $84.7 and $98.5 as of December 31, 2025 and 2024, respectively, and were recorded within Accounts Payable in the consolidated balance sheets. Payments included in operating activities within the Company's Consolidated Statements of Cash Flows amounted to $409.3, $388.7 and $387.1 in the years ended December 31, 2025, 2024 and 2023, respectively.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

11.
Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2025	2024
Long-term debt
3.15% Senior notes due August 1, 2027	$425.0	$425.0
Less: Discount	(0.1)	(0.1)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.5)	(0.6)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.7)	(0.8)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.1)	(2.2)
5.0% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(16.4)	(16.6)
Total long-term debt	$2,205.1	$2,204.6

Commercial Paper

Under the Company’s commercial paper program, the Company may issue commercial paper notes up to an aggregate principal amount outstanding at any given time of $2,000.0. The maturities of the notes will vary but may not exceed 397 days. The interest rates on the notes will vary based on market conditions and the ratings assigned to the notes by the rating agencies designated in the agreement at the time of issuance. Subject to market conditions, the Company intends to utilize the commercial paper program as its primary short-term borrowing facility. If, for any reason, the Company is unable to access the commercial paper market, the Company's Revolving Credit Facility would be utilized to meet the Company’s short-term liquidity needs. The Company did not have any commercial paper outstanding as of December 31, 2025 or 2024. As of December 31, 2025, the Company had approximately $1,993.0 available through the Revolving Credit Facility and commercial paper program.

3.15% Senior Notes due August 1, 2027

On July 25, 2017, the Company issued $425.0 aggregate principal amount of 3.15% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes bear interest at 3.15%. Interest on the 2027 Notes is payable semi-annually, on each February 1 and August 1. The 2027 Notes will mature on August 1, 2027 unless earlier retired or redeemed.

2.3% Senior Notes due December 15, 2031

On December 10, 2021, the Company issued $400.0 aggregate principal amount 2.3% Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes bear interest at 2.30%. Interest on the 2031 Notes is payable semi-annually, on each June 15 and December 15. The 2031 Notes will mature on December 15, 2031, unless earlier retired or redeemed. The Company used a portion of the proceeds to finance the TheraBreath Acquisition.

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

Revolving Credit Facility

On July 17, 2025, the Company entered into a new unsecured revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement, as of the effective date, are $2,000.0, with an option to increase such commitments to $2,750.0 pursuant to the terms therein. The revolving credit facility matures on July 17, 2030, unless extended. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $2,000.0 commercial paper program.

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

12.
Income Taxes

The components of income before taxes are as follows:

	2025	2024	2023
Domestic	$876.6	$666.5	$872.4
Foreign	80.3	89.8	95.0
Total	$956.9	$756.3	$967.4

The following table summarizes the provision for U.S. federal, state and foreign income taxes:

	2025	2024	2023
Current:
U.S. federal	$129.5	$180.9	$159.1
State	31.7	45.2	40.9
Foreign	22.9	26.9	25.6
	184.1	253.0	225.6
Deferred:
U.S. federal	44.3	(64.5)	(11.3)
State	(9.7)	(15.7)	(2.8)
Foreign	1.4	(1.8)	0.3
	36.0	(82.0)	(13.8)
Total provision	$220.1	$171.0	$211.8

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Deferred tax assets (liabilities) consist of the following at December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Accounts receivable	$7.2	$7.4
Deferred compensation	55.8	51.7
Pension, postretirement, and postemployment benefits	4.8	2.9
Inventory reserve	7.7	8.6
Sec 174 R&D capitalization	13.4	59.4
ASC 842 lease liabilities	32.9	0.0
Tax credit carryforwards/other tax attributes	9.1	5.1
International operating loss carryforwards	8.9	8.4
Other	18.1	8.8
Total gross deferred tax assets	157.9	152.3
Valuation allowances	(17.1)	(14.3)
Total deferred tax assets	140.8	138.0
Deferred tax liabilities:
Goodwill	(311.0)	(298.7)
Trade names and other intangibles	(579.2)	(415.0)
Property, plant, and equipment	(96.2)	(85.2)
ASC 842 Right of Use assets	(30.4)	0.0
Interest rate swaps	(3.2)	(3.7)
Total deferred tax liabilities	(1,020.0)	(802.6)
Net deferred tax liability	$(879.2)	$(664.6)
Long term net deferred tax asset	7.7	4.6
Long term net deferred tax liability	(886.9)	(669.2)
Net deferred tax liability	$(879.2)	$(664.6)

The difference between tax expense and the tax that would result from the application of the federal statutory rate is as follows:

	2025
	Amount	Percent
Federal	$119.0	63.2%
State	40.6	21.6%
Foreign	28.5	15.2%
Total Income Tax Paid	$188.1	100.0%

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

	2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$200.9	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	17.4	1.8
Foreign Tax Effects	8.2	0.9
Effect of Cross-Border Tax Laws	(3.1)	-0.3
Tax Credits	(6.2)	-0.6
Changes in Valuation Allowances	3.2	0.3
Nontaxable or Nondeductible Items	5.2	0.5
Changes in Unrecognized Tax Benefits	1.0	0.1
Other Adjustments	(6.5)	-0.7
ASC 842 Right of Use Assets	26.5	2.8
ASC 842 Lease Liabilities	(28.6)	-3.0
Other	(4.4)	-0.5
Effective Tax Rate	$220.1	23.0%

(a) State taxes in Florida, Illinois, New Jersey, New York, and Texas made up of the majority (greater than 50%) of the tax effect in this category.

	2024	2023
Statutory rate	21%	21%
Tax that would result from use of the federal statutory rate	$158.8	$203.1
State and local income tax, net of federal effect	23.3	30.1
Varying tax rates of foreign affiliates	6.9	6.8
Valuation Allowances	2.1	0.0
Stock Options Exercised	(23.0)	(21.8)
Reserve for Uncertain Tax Position	0.3	(0.3)
Other	2.6	(6.1)
Recorded tax expense	$171.0	$211.8
Effective tax rate	22.6%	21.9%

At December 31, 2025 and 2024, respectively, certain foreign subsidiaries of the Company had net operating loss carryforwards of approximately $8.1 and $8.3, which are not subject to expiration. The Company believes that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $8.1 and $8.3 at December 31, 2025 and 2024, respectively, on the deferred tax asset relating to these net operating loss carryforwards.

The Company also believes that it is more likely than not that the benefit from certain additional deferred tax assets of a foreign subsidiary will not be realized. In recognition of this risk, the Company maintains a valuation allowance of $0.6 and $0.7 at December 31, 2025 and 2024, respectively, on these deferred tax assets.

The Company has foreign tax credit carryforwards of approximately $9.3 and $5.2 as of December 31, 2025 and 2024, respectively. The Company believes that it is more likely than not that the benefit from a majority of the foreign tax credit carryforwards as of December 31, 2025 will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $8.4 and $5.2 at December 31, 2025 and 2024, respectively, on the deferred tax asset relating to these foreign tax credit carryforwards. The Company does not have any undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

The Company has recorded liabilities in connection with uncertain tax positions, which, although supportable by the Company, may be challenged by tax authorities.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Unrecognized tax benefits at January 1	$5.4	$5.1	$5.8
Gross increases - tax positions in current period	6.1	0.9	0.0
Lapse of statute of limitations	(0.7)	(0.6)	(0.7)
Unrecognized tax benefits at December 31	$10.8	$5.4	$5.1

Included in the balance of unrecognized tax benefits at December 31, 2025, 2024 and 2023 are $9.1, $4.5 and $4.2, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2025, 2024 and 2023 are $1.7, $0.9 and $0.9, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and international jurisdictions. The Company’s U.S. federal income tax returns are closed for tax years through 2021. The Company is currently under audit by several state taxing authorities for the years 2017 through 2023. It is reasonably possible that a decrease of approximately $0.5 in the unrecognized tax benefits may occur within the next twelve months related to the settlement of these audits or the lapse of applicable statutes of limitations.

The Company’s policy for recording interest associated with income tax examinations is to record interest as a component of Income before Income Taxes. During the twelve months ended December 31, 2025, 2024, and 2023, the Company recognized interest expense associated with uncertain tax positions of approximately $0.5, $0.4 and $0.3, respectively. As of December 31, 2025, 2024, and 2023, the Company had accrued interest expense related to unrecognized tax benefits of $2.0, $1.3 and $0.9, respectively.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which contains provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks. The law did not have any material impacts on the Company's consolidated financial position, results of operations or cash flows during the year ended December 31, 2025.

On July 4,2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and an immediate tax deduction for domestic research costs. The tax provisions in OBBBA did not have a material impact on our financial position and results of operations, and had approximately a minimal benefit to operating cash flows.

13.
Stock Based Compensation Plans and Other Benefit Plans

The Company's Long-Term Incentive Program (“LTIP”) provides employees with an award of stock options and grants of restricted stock units (“RSUs”), and grants of performance share units (“PSUs”) to members of the Company's Executive Leadership Team (“ELT”). Awards are granted in the first quarter of each year. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period. For employees and directors that meet retirement eligibility requirements, the expense related to share-based compensation is recognized on the date of grant as there is no future service period required for the awards to vest.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

Stock option transactions for the year ended December 31, 2025 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2024	8.4	$77.10
Granted	1.1	110.19
Exercised	(0.5)	58.25
Cancelled	(0.2)	91.53
Outstanding as of December 31, 2025	8.8	$81.83	5.6	$63.9
Exercisable as of December 31, 2025	5.9	$73.65	4.4	$63.2

The following table summarizes information relating to options outstanding and exercisable as of December 31, 2025:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2025	Contractual Life	Price	12/31/2025	Price
$40.01 - $50.00	0.2	0.7	$48.94	0.2	$48.94
$50.01 - $60.00	1.1	2.2	$51.25	1.1	$51.25
$60.01 - $70.00	0.0	0.0	$0.0	0.0	$0.0
$70.01 - $80.00	2.1	4.0	$75.34	2.1	$75.34
$80.01 - $90.00	3.3	6.3	$84.30	2.4	$84.73
$90.01 - $100.00	0.2	8.1	$94.11	0.1	$92.53
$100.01 - $110.00	1.0	8.2	$100.76	0.0	$0.0
$110.01 - $120.00	0.9	9.2	$112.06	0.0	$0.0
	8.8	5.6	$81.83	5.9	$73.65

The table above represents the Company’s estimate of stock options fully vested and expected to vest. Expected forfeitures are not material and, therefore, are not reflected in the table above.

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	2025	2024	2023
Intrinsic Value of Stock Options Exercised	$23.0	$134.0	$125.5
Stock Compensation Expense Related to Stock Option Awards	$26.9	$28.7	$26.3
Issued Stock Options	1.1	1.1	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$32.86	$29.90	$24.06
Fair Value of Stock Options Issued	$34.9	$31.5	$24.9

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	2025	2024	2023
Risk-free interest rate	4.2%	4.2%	4.0%
Expected life in years	7.0	7.2	7.3
Expected volatility	22.6%	22.3%	22.4%
Dividend yield	1.1%	1.1%	1.3%

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

As of December 31, 2025, there was a fair value of $22.6 related to unamortized stock option compensation expense, which is expected to be recognized over the next three years. The Company’s Consolidated Statements of Cash Flow reflect an add back related to stock option awards of $26.9, $28.7 and $26.3 in 2025, 2024 and 2023, respectively, for non-cash compensation expense.

Restricted Stock Units

The Company granted employees 145,550 RSUs with a total fair value of $15.2 at a weighted average grant date fair value of $104.72 per RSU during the year ended December 31, 2025. The Company granted employees 121,050 RSUs with a total fair value of $12.4 at a weighted average grant date fair value of $102.40 per RSU during the year ended December 31, 2024. The annual RSU grants vest in one-third increments on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

In connection with the Hero Acquisition, 854,882 shares of restricted stock were issued to certain individuals in October 2022 with a total fair value of $61.5. This restricted stock is recognized as compensation expense ratably over the vesting period if those individuals continue to be employed by the Company. The vesting requirements are satisfied at various dates over a three-year period from the date of the acquisition. 854,882 shares have vested as of December 31, 2025. The restricted stock expense associated with the Hero Acquisition for the twelve months ended December 31, 2025, 2024 and 2023 was $5.8, $20.3 and $29.2, respectively, and is included in the Non-cash compensation expense caption in the consolidated statement of cash flows.

In connection with the Touchland Acquisition, Touchland’s founder was granted rights to receive shares of our common stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as a compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. The restricted stock expense associated with the Touchland Acquisition for the twelve months ended December 31, 2025 was $11.5, and is included in the non-cash compensation expense caption in the consolidated statement of cash flows. Refer to Note 6 for additional details.

In January 2021, the Company issued cash-settled stock units under the Omnibus Equity Plan to all employees at the level of vice president and below. These restricted stock units have vested and were settled on the fifth anniversary of the date of grant. As a result of the issued cash-settled stock units, the Company recorded stock compensation expense of $0.9 and $1.3 in 2024 and 2023, respectively. The liability was approximately $3.4 and $4.4 as of December 31, 2025 and 2024, respectively.

Performance Stock Units

In the first quarter each of 2025, 2024, and 2023, respectively, the Company granted PSUs to members of the ELT, including the CEO, with an aggregate award of 18,140, 19,960, and 19,650 PSUs, respectively. The PSUs were valued at a weighted average grant date fair value equal to $136.76 in 2025, $122.24 in 2024 and $110.95 in 2023 per PSU using a Monte Carlo model. The performance target is based on the Company's total shareholder return ("TSR") relative to a Company selected peer group. The PSUs vest on the later of (i) the third anniversary of the grant date, and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR during the three-year performance period.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted in February 2023 by the Company’s Board of Directors and became effective in April 2023 upon approval by the Company’s stockholders. There are 750,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price under the ESPP is 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025. There are 660,582 Common Shares remaining as of December 31, 2025 that are reserved for issuance under the ESPP.

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

The liability to plan participants for contributions designated for notional investment in Common Stock is based on the quoted fair value of the Common Stock plus any dividends credited. The Company uses cash-settled hedging instruments to minimize the cost related to the volatility of Common Stock. At December 31, 2025 and 2024, the amount of the Company’s liability under the deferred compensation plan is included in Current and Deferred and Other Long-term Liabilities and was $134.9 and $135.8 respectively and the funded balances recorded in Other Assets amounted to $120.9 and $127.2, respectively. The amounts charged to earnings, including the effect of the hedges, totaled expense of $2.8, $2.0 and $3.7 in 2025, 2024 and 2023, respectively.

Non-employee members of the Company’s Board are eligible to defer up to 100% of their directors’ compensation into a similar plan; however, the only option for investment is Common Stock. Members of the Board are fully vested in their account balance. As of December 31, 2025, there were approximately 92,000 shares of Common Stock from shares held as Treasury Stock in a rabbi trust to protect the interest of the directors’ deferred compensation plan participants in the event of a change of control.

14.
Share Repurchases

On October 28, 2021, the Board authorized a new share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program.

As of December 31, 2025, there remains $228.9 of share repurchase availability under the 2021 Share Repurchase Program.

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

In November and December 2025, the Company executed open market purchases of 3.6 million shares for $300.0, inclusive of fees, of which all 3.6 million shares were purchased under the 2021 Share Repurchase Program. The shares were purchased at an average share price of $83.59 and the Company used cash on hand to fund the open market purchases.

15.
Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

The components of changes in accumulated other comprehensive income (“AOCI”) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance December 31, 2022	$(46.4)	$1.7	$15.4	$(29.3)
Other comprehensive income (loss) before reclassifications	8.6	3.9	(4.9)	7.6
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(7.3)	(7.3)
Tax benefit (expense)	0.0	(1.0)	2.8	1.8
Other comprehensive income (loss)	8.6	2.9	(9.4)	2.1
Balance December 31, 2023	$(37.8)	$4.6	$6.0	$(27.2)
Other comprehensive income (loss) before reclassifications	(15.4)	(0.2)	20.8	5.2
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(4.0)	(4.0)
Tax benefit (expense)	0.0	0.0	(4.9)	(4.9)
Other comprehensive income (loss)	(15.4)	(0.2)	11.9	(3.7)
Balance December 31, 2024	$(53.2)	$4.4	$17.9	$(30.9)
Other comprehensive income (loss) before reclassifications	21.9	0.6	(10.1)	12.4
Amounts reclassified to consolidated statement of income(a)	0.0	0.0	(5.1)	(5.1)
Tax benefit (expense)	0.0	(0.2)	3.9	3.7
Other comprehensive income (loss)	21.9	0.4	(11.3)	11.0
Balance December 31, 2025	$(31.3)	$4.8	$6.6	$(19.9)
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

b. As of December 31, 2025, the Company had commitments of approximately $361.4. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of December 31, 2025, the Company had various guarantees and letters of credit totaling $9.1.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the "Zicam Acquisition"), the Company deferred an additional cash payment of $20.0 related to certain indemnifications provided by the seller. The Company has withheld payment as of December 31, 2025 for any future indemnity obligations.

In connection with the December 24, 2021 acquisition of the THERABREATH® brand (the "TheraBreath Acquisition"), the Company deferred payment of a $14.0 portion of the purchase price related to certain indemnity obligations provided by the seller. The deferred amount is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024, an additional $5.9 paid in the first quarter of 2025. The Company paid a final amount of $5.0 in January 2026.

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

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except share and per share data)

In connection with the July 16, 2025 Touchland Acquisition, the business acquisition liability was contingent upon the achievement of certain 2025 net sales thresholds, and will require a cash payment of $159.0 in the first half of 2026. The initial fair value of this business acquisition liability was $140.0, which was established in the purchase price allocation. During 2025, the Company increased the fair value of the business acquisition liability to $159.0 based on updated 2025 net sales. The changes in fair value were recorded within the Consumer Domestic segment. The Company deferred an additional cash payment of $5.0 to satisfy certain indemnification obligations. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing.

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

	Armand			ArmaKleen(2)
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Purchases by Company	$13.0	$13.7	$14.9	$0.0	$0.0	$0.0
Sales by Company	$0.0	$0.0	$0.0	$0.0	$0.9	$1.4
Outstanding Accounts Receivable	$1.1	$0.9	$1.6	$0.0	$0.0	$1.4
Outstanding Accounts Payable	$1.2	$1.0	$0.8	$0.0	$0.0	$0.0
Administration & Management Oversight Services(1)	$2.6	$2.3	$2.3	$0.0	$1.6	$2.1
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

As of December 31, 2025, the Company holds a 50% ownership interest in Armand. The Company's 50% interest in ArmaKleen was sold to our joint venture partner in October of 2024. The transaction is not material to the Company’s results of operations or cash flows. The Company’s equity in earnings of Armand and ArmaKleen, totaling $7.9, $9.1, and $8.7 for the three years ending December 31, 2025, 2024 and 2023, respectively, are not included in a reportable segment.

Our reportable segments comprise the structure used by our Chief Executive Officer, who has been determined to be the Chief Operating Decision Maker ("CODM") to make key operating decisions and assess performance. The CODM considers Income from Operations for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. Asset information and capital expenditures are not regularly provided to the CODM.

The following tables present financial information relating to the Company’s segments for each of the three years in the period ended December 31, 2025:

	Year Ended December 31, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$4,774.8	$1,129.4	$299.0	-	$6,203.2
Cost of sales	2,544.0	625.5	190.4	68.5	3,428.4
Gross Profit	2,230.8	503.9	108.6	(68.5)	2,774.8
Marketing expenses	532.7	172.7	3.5	-	708.9
Research and Development(2)	129.1	13.5	3.0	-	145.6
Selling, general and administrative expenses	648.2	201.5	61.5	(68.5)	842.7
Income from Operations	920.8	116.2	40.6	-	1,077.6

	Year Ended December 31, 2024
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$4,732.3	$1,071.5	$303.3	$-	$6,107.1
Cost of sales	2,450.1	605.5	193.5	67.9	3,317.0
Gross Profit	2,282.2	466.0	109.8	(67.9)	2,790.1
Marketing expenses	538.5	156.9	2.7	-	698.1
Research and Development(2)	123.7	12.7	3.3	-	139.7
Selling, general and administrative expenses	607.7	183.6	64.7	(67.9)	788.1
VMS Trade name and other asset impairments	327.4	29.7	-	-	357.1
Income from Operations	684.9	83.1	39.1	-	807.1

	Year Ended December 31, 2023
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$4,571.2	$975.7	$321.0	-	$5,867.9
Cost of sales	2,434.0	568.7	216.3	60.4	3,279.4
Gross Profit	2,137.2	407.0	104.7	(60.4)	2,588.5
Marketing expenses	509.5	127.7	4.1	-	641.3
Research and Development(2)	107.1	11.1	4.2	-	122.4
Selling, general and administrative expenses	590.9	164.0	72.9	(60.4)	767.4
Income from Operations	929.7	104.2	23.5	-	1,057.4

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

Other segment expenses for each of the three years in the period ended December 31, 2025 include the following:

	Consumer Domestic	Consumer International	SPD	Total Consolidated
Depreciation & Amortization
2025	$210.1	$25.8	$11.5	$247.4
2024	199.8	29.1	10.2	239.1
2023	183.9	27.7	13.6	225.2

Other than the differences noted in the footnote above, the accounting policies followed by each of the segments, including intersegment transactions, are substantially consistent with the accounting policies described in Note 1.

Product line revenues from external customers for each of the three years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Household Products	$2,556.9	$2,584.3	$2,484.1
Personal Care Products	2,217.9	2,148.0	2,087.1
Total Consumer Domestic	4,774.8	4,732.3	4,571.2
Total Consumer International	1,129.4	1,071.5	975.7
Total SPD	299.0	303.3	321.0
Total Consolidated Net Sales	$6,203.2	$6,107.1	$5,867.9

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin care products, hair care products and gummy dietary supplements.

Geographic Information

Approximately 82%, 82% and 83% of the net sales reported in the accompanying consolidated financial statements in 2025, 2024 and 2023, respectively, were to customers in the U.S. Approximately 96%, 96% and 96% of long-lived assets were located in the U.S. at December 31, 2025, 2024 and 2023, respectively. Other than the U.S., no one country accounts for more than 5% of consolidated net sales and 5% of total assets.

Customers

A group of four customers accounted for approximately 44%, 43% and 44% of consolidated net sales in 2025, 2024, and 2023, respectively, of which a single customer (Walmart Inc. and its affiliates) accounted for approximately 23%, 23% and 23% in 2025, 2024 and 2023, respectively.

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

ITEM 9B. OTHER INFORMATION

(c) During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information under the captions “Election of Directors,” “Information about the Company’s Executive Officers,” “Corporate Governance and Other Board Matters – Code of Conduct,” “Corporate Governance and Other Board Matters – Board of Directors Meetings and Committees – Audit Committee,” and "Corporate Governance and Other Board Matters – Insider Trading Policies and Procedures" in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Compensation Discussion and Analysis,” “2025 Summary Compensation Table,” “2025 Grants of Plan Based Awards,” “2025 Outstanding Equity Awards at Fiscal Year-End,” “2025 Option Exercises and Stock Vested,” “2025 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” “CEO Pay Ratio” and “Compensation & Human Capital Committee Report” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the captions “Equity Compensation Plan Information as of December 31, 2025” and “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement, which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

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

(4.2)

Second Supplemental Indenture, dated as of July 25, 2017, between Church & Dwight Co., Inc. and Wells Fargo Bank, National Association, as trustee, relating to the Notes, incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed on July 25, 2017.

(4.3)

Indenture, dated as of December 10, 2021, between Church and Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, relating to the Notes, incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 10, 2021.

(4.4)

First Supplemental Indenture, dated as of December 10, 2021, between Church & Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, relating to the Notes, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 10, 2021.

(4.5)

Second Supplemental Indenture, dated as of June 2, 2022, between Church & Dwight Co., Inc. and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on June 2, 2022.

(4.6)

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

		(10.2)

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

Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 12, 2012, incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 2011.

	*	(10.5)

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, dated July 25, 2023, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023.

	*	(10.6)

Amendment to the Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, dated January 10, 2024, incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2023.

		(10.7)

Church & Dwight Co., Inc. Executive Deferred Compensation Plan II, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.8)	Deferred Compensation Plan for Directors effective as of May 1, 2008, incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2008.

•		(10.9)	Amended and Restated Compensation Plan for Directors, dated October 27, 2025.

		(10.10)	The Church & Dwight Co., Inc. Stock Award Plan as amended, incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2007.

	*	(10.11)	The Stock Option Plan for Directors, effective as of January 1, 1991, incorporated by reference to Exhibit 10(j) to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

		(10.12)

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

		(10.14)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019.

	*	(10.15)

Form of Award Agreement for CEO and EVPs Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.13.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

	*	(10.16)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

		(10.17)

Form of Award Agreement for Employees Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.14.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2021.

		(10.18)

Form of Award Agreement for Directors Under the Church & Dwight Co., Inc., Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 10.12.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

	*	(10.19)

Church & Dwight Co., Inc. Amended and Restated Omnibus Equity Compensation Plan, incorporated by reference to Appendix A to the Company’s proxy statement for its 2022 Annual Meeting of Stockholders, filed on March 18, 2022.

		(10.20)	Form of Non-Qualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 3, 2022.

		(10.21)	Form of Non-Qualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 2, 2024.

		(10.22)	Form of Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 6, 2023.

		(10.23)	Form of Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 2, 2024.

		(10.24)	Form of Performance Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 6, 2023.

		(10.25)	Form of Performance Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 2, 2024.

•		(10.26)	Form of Performance Stock Unit Grant Agreement for One-Time Long-Term Strategy Grant for Employees.

•		(10.27)	Form of Performance Stock Unit Grant Agreement for One-Time Long-Term Strategy Grant for ELT.

		(10.28)	Form of Non-Qualified Stock Option Grant Agreement, for Directors, incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

		(10.29)	Form of Restricted Stock Unit Grant Agreement, for Directors, incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K for the year ended December 31, 2022.

	*	(10.30)

Church & Dwight Co., Inc. Fourth Amended and Restated Annual Incentive Plan, dated October 31, 2023, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2023.

	*	(10.31)

Church & Dwight Co., Inc Employee Stock Purchase Plan, as approved by the Company’s stockholders on April 27, 2023, and amended and restated as of November 22, 2024, incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K for the year ended December 31, 2024.

		(10.32)

Employment Agreement, dated October 31, 2011, by and between the Company and Patrick de Maynadier, incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

		(10.33)

Employment Agreement, dated August 23, 2006, by and between the Company and Matthew T. Farrell, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2006.

		(10.34)

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

•		(10.37)	Letter Agreement dated January 30, 2025, by and between the Company and Richard Dierker.

		(10.38)

Letter Agreement, dated February 24, 2025, of Church & Dwight Co., Inc. and directed to Lee McChesney, incorporated by reference to Exhibit 10.1 on the Company’s current report on Form 8-K filed on March 14, 2025.

•		(10.39)	Letter Agreement, dated May 30, 2025, between Church & Dwight Co., Inc. and Charles Raup.

•		(10.40)	Letter Agreement, dated September 4, 2021, between Church & Dwight Co., Inc. and Michael Read.

		(19)

Policy on Trading in Church & Dwight Co., Inc. Securities by Directors, Officers and Other Employees. incorporated by reference to Exhibit 19 to the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2026.

CHURCH & DWIGHT CO., INC.

By:	/s/ Richard A. Dierker
RICHARD A. DIERKER
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard A. Dierker	President and Chief Executive Officer, Director	February 12, 2026
Richard A. Dierker

/s/ Bradlen S. Cashaw	Director	February 12, 2026
Bradlen S. Cashaw

/s/ Bradley C. Irwin	Director	February 12, 2026
Bradley C. Irwin

/s/ Penry W. Price	Director	February 12, 2026
Penry W. Price

/s/ Susan G. Saideman	Director	February 12, 2026
Susan G. Saideman

/s/ Ravichandra K. Saligram	Chairman of the Board	February 12, 2026
Ravichandra K. Saligram

/s/ Robert K. Shearer	Director	February 12, 2026
Robert K. Shearer

/s/ Michael R. Smith	Director	February 12, 2026
Michael R. Smith

/s/ Janet S. Vergis	Director	February 12, 2026
Janet S. Vergis

/s/ Arthur B. Winkleblack	Director	February 12, 2026
Arthur B. Winkleblack

/s/ Laurie J. Yoler	Director	February 12, 2026
Laurie J. Yoler
/s/ Lee B. McChesney	Executive Vice President	February 12, 2026
Lee B. McChesney	and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph J. Longo	Vice President and Controller	February 12, 2026
Joseph J. Longo	(Principal Accounting Officer)

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

SCHEDULE II - Valuation and Qualifying Accounts

For each of the three years in the period ended December 31, 2025

(Dollars in millions)

		Additions		Deductions
	Beginning	Charged to		Amounts		Foreign	Ending
	Balance	Expenses	Acquired	Written Off	Divested	Exchange	Balance
Allowance for Doubtful Accounts
2025	$5.1	$0.6	$0.0	$(2.1)	$0.0	$0.1	$3.7
2024	7.3	0.1	0.0	(2.2)	0.0	(0.1)	5.1
2023	3.5	4.0	0.0	(0.2)	0.0	0.0	7.3
Allowance for Cash Discounts
2025	$9.2	$124.6	$0.0	$(125.4)	$0.0	$0.1	$8.5
2024	8.9	120.1	0.0	(119.7)	0.0	(0.1)	9.2
2023	6.6	115.1	0.0	(112.7)	0.0	(0.1)	8.9
Sales Returns and Allowances
2025	$25.9	$111.8	$0.0	$(111.0)	$0.0	$0.1	$26.8
2024	35.0	107.4	0.0	(116.4)	0.0	(0.1)	25.9
2023	34.8	128.9	0.0	(128.7)	0.0	0.0	35.0
Inventory Reserves
2025	$45.2	$24.0	$0.0	$(30.7)	$(6.0)	$1.0	$33.5
2024	52.5	26.1	0.0	(32.6)	0.0	(0.8)	45.2
2023	46.0	40.5	0.0	(34.5)	0.0	0.5	52.5