Form 10-Q
period 2026-03-31
CHURCH & DWIGHT CO INC /DE/
filed 2026-05-01
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of April 29, 2026, there were 236,943,602 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

5.	Other Information	32

6.	Exhibits	33

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Net Sales	$1,469.3	$1,467.1
Cost of sales	787.9	807.5
Gross Profit	681.4	659.6
Marketing expenses	139.4	136.6
Selling, general and administrative expenses	251.0	227.7
Income from Operations	291.0	295.3
Equity in earnings of affiliates	2.3	1.6
Interest income	2.5	9.3
Interest expense	(24.0)	(23.3)
Other income (expense), net	0.8	(0.8)
Income before Income Taxes	272.6	282.1
Income taxes	56.3	62.0
Net Income	$216.3	$220.1

Weighted average shares outstanding - Basic	236.5	245.8
Weighted average shares outstanding - Diluted	238.1	248.0
Net income per share - Basic	$0.91	$0.90
Net income per share - Diluted	$0.91	$0.89
Cash dividends per share	$0.31	$0.29

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Net Income	$216.3	$220.1
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(4.5)	6.3
Defined benefit plan adjustments gain (loss)	(0.4)	0.4
Income (loss) from derivative agreements	8.2	(1.9)
Other comprehensive income	3.3	4.8
Comprehensive income	$219.6	$224.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$503.4	$409.0
Accounts receivable, less allowances of $3.8 and $3.7	576.6	593.4
Inventories	578.4	534.8
Other current assets	62.3	59.8
Total Current Assets	1,720.7	1,597.0

Property, Plant and Equipment, Net	823.9	822.8
Equity Investment in Affiliates	12.3	10.3
Trade Names and Other Intangibles, Net	3,477.2	3,511.5
Goodwill	2,629.4	2,627.5
Other Assets	343.0	343.3
Total Assets	$9,006.5	$8,912.4

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$729.9	$732.4
Accrued expenses and other liabilities	452.7	583.0
Business acquisition and divestiture liabilities	197.2	178.9
Income taxes payable	33.6	3.4
Total Current Liabilities	1,413.4	1,497.7

Long-term Debt	2,205.7	2,205.1
Deferred Income Taxes	891.6	886.9
Deferred and Other Long-term Liabilities	309.8	320.5
Total Liabilities	4,820.5	4,910.2

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of March 31, 2026 and December 31, 2025	293.7	293.7
Additional paid-in capital	654.1	625.1
Retained earnings	6,911.5	6,768.2
Accumulated other comprehensive loss	(16.6)	(19.9)
Common stock in treasury, at cost: 56,818,945 shares as of March 31, 2026 and 57,156,105 shares as of December 31, 2025	(3,656.7)	(3,664.9)
Total Stockholders' Equity	4,186.0	4,002.2
Total Liabilities and Stockholders' Equity	$9,006.5	$8,912.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flow From Operating Activities
Net Income	$216.3	$220.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21.6	22.6
Amortization expense	41.3	38.3
Deferred income taxes	4.5	(3.5)
Equity in net earnings of affiliates	(2.3)	(1.6)
Distributions from unconsolidated affiliates	0.2	1.8
Non-cash compensation expense	25.7	20.7
Asset impairment charge and other asset write-offs	1.7	1.4
Other	(0.2)	0.1
Subtotal	308.8	299.9
Change in assets and liabilities:
Accounts receivable	13.7	6.6
Inventories	(45.1)	(16.0)
Other current assets	(8.3)	(7.0)
Accounts payable	2.3	(7.8)
Accrued expenses	(131.3)	(141.5)
Income taxes payable	44.2	55.1
Other operating assets and liabilities, net	(9.5)	(3.6)
Change in Working Capital	(134.0)	(114.2)
Net Cash Provided By Operating Activities	174.8	185.7
Cash Flow From Investing Activities
Additions to property, plant and equipment	(31.9)	(16.5)
Other	(1.6)	(0.2)
Net Cash Used In Investing Activities	(33.5)	(16.7)
Cash Flow From Financing Activities
Proceeds from stock options exercised	16.6	19.3
Payment of cash dividends	(72.9)	(72.4)
Payment of business acquisition liability	(19.8)	(5.9)
Proceeds from VMS Transition Services Agreement	36.2	0.0
Other	(5.0)	(2.0)
Net Cash Used In Financing Activities	(44.9)	(61.0)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	2.4
Net Change In Cash and Cash Equivalents	94.4	110.4
Cash and Cash Equivalents at Beginning of Period	409.0	964.1
Cash and Cash Equivalents at End of Period	$503.4	$1,074.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash paid during the period for:
Interest (net of amounts capitalized)	$15.3	$14.9
Income taxes	$7.2	$10.3
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$14.4	$13.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2025	293.7	(47.8)	$293.7	$563.1	$6,319.7	$(30.9)	$(2,784.8)	$4,360.8
Net income	0.0	0.0	0.0	0.0	220.1	0.0	0.0	220.1
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	4.8	0.0	4.8
Cash dividends	0.0	0.0	0.0	0.0	(72.4)	0.0	0.0	(72.4)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.2	(0.2)	0.0	10.7	37.7
March 31, 2025	293.7	(47.5)	$293.7	$590.3	$6,467.2	$(26.1)	$(2,774.1)	$4,551.0

January 1, 2026	293.7	(57.2)	$293.7	$625.1	$6,768.2	$(19.9)	$(3,664.9)	$4,002.2
Net income	0.0	0.0	0.0	0.0	216.3	0.0	0.0	216.3
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	3.3	0.0	3.3
Cash dividends	0.0	0.0	0.0	0.0	(72.9)	0.0	0.0	(72.9)
Stock based compensation expense and stock option plan transactions	0.0	0.4	0.0	29.0	(0.1)	0.0	8.2	37.1
March 31, 2026	293.7	(56.8)	$293.7	$654.1	$6,911.5	$(16.6)	$(3,656.7)	$4,186.0

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).

The Company incurred research and development expenses in the first quarter of 2026 and 2025 of $31.6 and $32.8, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.
Inventories

Inventories consist of the following:

	March 31,	December 31,
	2026	2025
Raw materials and supplies	$139.0	$143.7
Work in process	24.0	35.0
Finished goods	415.4	356.1
Total	$578.4	$534.8

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	March 31,	December 31,
	2026	2025
Land	$16.4	$16.0
Buildings and improvements	368.6	367.5
Machinery and equipment	913.0	911.1
Software	139.2	138.9
Office equipment and other assets	131.4	131.6
Construction in progress	147.6	131.9
Gross PP&E	1,716.2	1,697.0
Less accumulated depreciation	892.3	874.2
Net PP&E	$823.9	$822.8

	Three Months Ended
	March 31,	March 31,
	2026	2025
Depreciation expense on PP&E	$21.6	$22.6

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Weighted average common shares outstanding - basic	236.5	245.8
Dilutive effect of stock awards	1.6	2.2
Weighted average common shares outstanding - diluted	238.1	248.0
Antidilutive stock awards outstanding	3.1	2.1

6.
Stock Based Compensation Plans

The Company's Long-Term Incentive Program (“LTIP”) provides employees with an award of stock options and grants of restricted stock units (“RSUs”), and grants of performance share units ("PSUs"). Awards are granted in the first quarter of each year. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period. For employees and directors that meet retirement eligibility requirements, the expense related to share-based compensation is recognized on the date of grant as there is no future service period required for the awards to vest.

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise Price	Term	Intrinsic
	Options	(per share)	(in Years)	Value
Outstanding at December 31, 2025	8.8	$81.83
Granted	0.8	103.94
Exercised	(0.2)	61.01
Outstanding at March 31, 2026	9.4	$84.24	5.9	$118.5
Exercisable at March 31, 2026	6.6	$75.37	4.6	$118.5

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Intrinsic Value of Stock Options Exercised	$9.6	$16.3
Stock Compensation Expense Related to Stock Option Awards	$9.2	$13.1
Issued Stock Options	0.8	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$28.75	33.43
Fair Value of Stock Options Issued	$24.0	32.3

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Risk-free interest rate	3.8%	4.2%
Expected life in years	6.7	7.0
Expected volatility	22.5%	22.6%
Dividend yield	1.2%	1.1%

Restricted Stock Units

The annual RSU grants vest in one-third increments on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date, and are settled with shares of the Company’s Common Stock within 60 days following the applicable vesting date.

The following table provides a summary of RSU activity:

			Weighted
			Average
		Weighted	Remaining
		Average Grant	Contractual	Aggregate
		Date Fair Value	Term	Intrinsic
	Shares	(per award)	(in Years)	Value
Outstanding at December 31, 2025	0.3	$100.40
Granted	0.1	101.44
Vested	(0.1)	97.41
Outstanding at March 31, 2026	0.3	$101.77	9.2	$27.6
Vested and expected to vest at March 31, 2026	0.3	$101.77	9.2	$27.6

In connection with the Touchland Acquisition (as defined in Note 10), Touchland’s founder was granted rights to receive shares of our common stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as a compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. The restricted stock expense associated with the Touchland Acquisition for the three months ended March 31, 2026 was $6.3, and is included in the non-cash compensation expense caption in the Condensed Consolidated Statement of Cash Flows. Refer to Note 10-Acquisitions for additional details.

Performance Stock Units

Beginning in 2026, the Company expanded the annual PSU grant to a greater number of employees. The annual PSU grants are issued in two equal tranches. Each tranche has a different performance metric and grant date fair value. The performance metric for one tranche is based on the Company’s total shareholder return (“TSR”) relative to a Company-selected peer group and is valued using a Monte Carlo model. The performance metric for the second tranche is the Company's three-year cumulative cash flow from operations target and is valued using the Company's grant date closing stock value. The PSUs vest on the later of (i) the third anniversary of the grant date and (ii) the date that the Board's Compensation & Human Capital Committee certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR and cumulative cash flow from operations during the three-year performance period.

In January 2026, the Company granted a 2030 long-term strategy grant of PSUs ( the "Strategy Grant") to Company employees at the director level and above, including the Company's executive officers. The PSU's awarded pursuant to the Strategy Grant will cliff vest following a four-year performance period, subject to the recipients remaining continuously employed for the full four-year performance period and satisfaction of the performance conditions. The PSU awards are tied to three equally weighted core long-term growth drivers (1) the Company’s net sales compound annual growth rate (“CAGR”) of the Arm & Hammer brand, (2) the net sales CAGR derived from sources outside of the United States and (3) the net sales CAGR derived from oral care products, including TheraBreath. The number of shares that may be issued ranges from 0% to 200% based on the performance of the long-term growth drivers over the four-year performance period.

The following table provides a summary of PSU activity:

			Weighted
			Average
		Weighted	Remaining
		Average Grant	Contractual	Aggregate
		Date Fair Value	Term	Intrinsic
	Shares	(per award)	(in Years)	Value
Outstanding at December 31, 2025	0.1	$106.52
Granted	0.6	95.03
Outstanding at March 31, 2026	0.7	$96.64	9.8	$59.8
Vested and expected to vest at March 31, 2026	0.7	$96.64	9.8	$59.8

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted in February 2023 by the Company’s Board of Directors and became effective in April 2023 upon approval by the Company’s stockholders, and was most recently amended and restated

effective April 4, 2026. There are 750,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price under the ESPP is 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025. There are 728,031 Common Shares remaining as of March 31, 2026 that are reserved for issuance under the ESPP. As of December 31, 2025, there were 660,582 Common Shares reserved for issuance under the ESPP.

7.
Share Repurchases

On October 28, 2021, the Board authorized the Company’s share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program.

As of March 31, 2026, there remains $228.9 of share repurchase availability under the 2021 Share Repurchase Program.

The 2021 Share Repurchase Program did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2026 and December 31, 2025:

		March 31, 2026		December 31, 2025
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$291.8	$291.8	$217.5	$217.5
Financial Liabilities:
3.15% Senior notes due August 1, 2027	Level 2	424.9	419.1	424.9	420.1
2.3% Senior notes due December 15, 2031	Level 2	399.5	354.6	399.5	355.4
5.6% Senior notes due November 15, 2032	Level 2	499.4	526.6	499.3	532.3
3.95% Senior notes due August 1, 2047	Level 2	397.9	313.2	397.9	318.4
5.00% Senior notes due June 15, 2052	Level 2	499.9	448.0	499.9	457.3

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the three months ended March 31, 2026 and 2025.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued Expenses and Other Liabilities, approximated estimated fair values as of March 31, 2026 and December 31, 2025.

9.
Derivative Instruments and Risk Management

Changes in interest rates, foreign exchange rates, the price of the Company’s Common Stock and commodity prices expose the Company to market risk. The Company manages these risks by the use of derivative instruments, such as cash flow and fair value hedges, diesel and commodity hedge contracts, equity derivatives and foreign exchange forward contracts. The Company does not use derivatives for trading or speculative purposes. Refer to Note 3 in the Form 10-K for a discussion of each of the Company’s derivative instruments in effect as of December 31, 2025.

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts	$391.2	$438.2
Diesel fuel contracts	3.4 gallons	4.5 gallons
Commodities contracts	54.8 pounds	43.6 pounds
Net Investment hedge	$25.0	$25.0
Derivatives not designated as hedging instruments
Foreign exchange contracts	$9.1	$2.4
Equity derivatives	$13.0	$12.0

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income (“OCI”) associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three months ended March 31, 2026.

10.
Acquisitions

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products (the "Touchland Acquisition"). The Company paid $656.0, net of cash acquired, at closing and entered an agreement to pay an additional amount based on 2025 net sales thresholds which resulted in a cash payment of $158.7 in April 2026. In addition, the Company granted rights to Touchland’s founder to receive shares of our Common Stock valued at $50.0, with 50% of such shares vesting at each of the first- and -second-year anniversaries of the closing. The value of Common Stock received by Touchland's founder will be recognized as compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. A payment of $5.0 of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equity holders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. The Touchland Acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0 million.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$9.3
Inventory	25.8
Other current assets	1.3
Property, plant and equipment	5.5
Other long-term assets	2.1
Trade name	730.0
Customer relationship intangible asset	32.8
Goodwill	208.4
Accounts payable, accrued expenses and other liabilities	(23.3)
Business acquisition liabilities - short-term	(141.9)
Deferred income taxes	(183.8)
Deferred and other long-term liabilities	(10.2)
Cash purchase price at closing (net of cash acquired)	$656.0

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

11.
Divestitures and Business Exits

Spinbrush Divestiture

On May 1, 2025, the Company announced that it would exit the Spinbrush business which resulted in a pre-tax loss of $21.2, of which $12.6 was recorded in Cost of Sales and $8.6 was recorded in SG&A expenses. In December 2025, the Company entered into an agreement to transfer all Spinbrush intellectual property to a third party for nominal consideration. Net sales of the Spinbrush business were $53.6 in the year ended December 31, 2025.

Flawless Business Exit

On May 1, 2025, the Company announced that it would exit the Flawless business which resulted in a pre-tax loss of $17.6, of which $6.0 was recorded in Cost of Sales and $11.6 was recorded in SG&A expenses. We exited this business by the end of 2025. Net sales of the Flawless business were $29.3 in the year ended December 31, 2025.

Waterpik Showerheads Business Exit

On May 1, 2025, the Company announced that it would exit the Waterpik showerheads business which resulted in a pre-tax loss of $6.5 recorded in Cost of Sales. We exited this business by the end of 2025. Net sales of the Waterpik showerheads business were $35.5 in the year ended December 31, 2025.

VMS Divestiture

On December 9, 2025, the Company announced a definitive agreement to sell the VitaFusion and L’il Critters brands to Piping Rock Health Products, Inc. ("Piping Rock"). This agreement includes the VitaFusion and L’il Critters brands, relevant trademarks and licenses, and the Company's former manufacturing and distribution facilities in Vancouver and Ridgefield, Washington. The transaction closed on December 31, 2025 and includes a short-duration transition services agreement ("TSA"). The Company has a TSA-related liability of $36.2 as of March 31, 2026, primarily for net cash collected offset by invoices paid on behalf of Piping Rock.

In connection with the agreement, the Company derecognized PP&E of $142.9, inventory of $54.0, goodwill of $12.6 and other net assets including leases of $9.3 for net cash proceeds of $160.3. The VMS brands represented less than 5% of the Company’s 2025 net sales. As a result of this transaction, the Company incurred a pre-tax charge of $58.5 (post-tax of $45.6) in the fourth quarter of 2025 which was included in Other income (expense), net in the Consolidated Statements of Income.

The divestiture of the Company's VMS business does not meet the criteria to be reported as discontinued operations in the consolidated financial statements as the Company's decision to divest this business does not represent a strategic shift that will have a significant impact on the Company's operations and financial results.

12.
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

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	March 31,	December 31,
	2026	2025
Gross Carrying Value Trade Names	$1,672.5	$1,680.7
Sale of Spinbrush Tradename	0.0	(7.9)
Trade Names	$1,672.5	$1,672.8

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

On May 1, 2025, the Company announced that it would exit the Spinbrush business which resulted in a pre-tax loss of $21.2, of which $12.6 was recorded in Cost of Sales and $8.6 was recorded in SG&A expenses. In December 2025, the Company entered into an agreement to transfer all Spinbrush intellectual property to a third party for nominal consideration. Net sales of the Spinbrush business were $53.6 in the year ended December 31, 2025.

The Company’s global WATERPIK business is experiencing customer distribution losses and a decline in consumer demand, mainly due to lower consumer spending and more customers choosing value brands amid inflation. This has reduced sales, profits, and expected cash flows, eroding much of the excess fair value over carrying value for the WATERPIK trade name. As of October 1, 2025 (the date of the Company's last annual impairment test), the trade name’s carrying value was $644.7, with fair value at 117% of carrying value, down from 135% in 2024, reflecting declining sales, rising competition, business exits, and margin pressure from higher costs and tariffs. The Company's impairment analysis used an 8.0% discount rate, projected mid-single- to low double-digit revenue growth, and EBITA margins around 25%, based on current market trends and cost-lowering initiatives. Further declines in performance or adverse changes could trigger an impairment charge for the WATERPIK trade name.

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	March 31, 2026				December 31, 2025
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated	Impairment
	Amount	Amortization	Net	(Years)	Amount	Amortization	Charges(1)	Net
Amortizable intangible assets:
Trade Names	$2,066.8	$(551.8)	$1,515.0	3-20	$2,113.4	$(562.1)	$(11.6)	$1,539.7
Customer Relationships	573.3	(347.3)	226.0	15-20	598.5	(365.2)	(0.7)	232.6
Patents/Formulas	200.7	(137.0)	63.7	4-20	205.6	(139.2)	0.0	66.4
Total	$2,840.8	$(1,036.1)	$1,804.7		$2,917.5	$(1,066.5)	$(12.3)	$1,838.7

(1) The $12.3 impairment charge relates to the Flawless trade name and Spinbrush customer relationship intangible asset, which had a gross value of $76.2 and accumulated amortization of $63.9 prior to full impairment. The impairments were a result of the Company's decision to exit these businesses.

Intangible amortization expense was $33.8 and $29.3 for the first quarter of 2026 and 2025, respectively. The Company estimates that intangible amortization expense will be approximately $135.0 in 2026 and approximately $134.0 declining to $120.0 annually over the next five years.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2025	$2,255.4	$237.2	$134.9	$2,627.5
Touchland Acquisition adjustments	1.9	0.0	0.0	1.9
Balance at March 31, 2026	$2,257.3	$237.2	$134.9	$2,629.4

The Company tests goodwill for each reporting unit, which are also the Company's reportable segments. The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2025, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

13.
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

A summary of the Company’s lease information is as follows:

		March 31,	December 31,
	Classification	2026	2025
Assets
Right of use assets	Other Assets	$159.7	$166.0

Liabilities
Current lease liabilities	Accrued Expenses and Other Liabilities	$24.6	$23.9
Long-term lease liabilities	Deferred and Other Long-term Liabilities	147.1	153.0
Total lease liabilities		$171.7	$176.9

Other information
Weighted-average remaining lease term (years)		7.3	7.4
Weighted-average discount rate		5.2%	5.2%

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Statement of Income
Lease cost(1)	$8.8	$10.5

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications	$0.4	$6.5
Cash paid for amounts included in the measurement of lease liabilities	$7.7	$10.5
(1)
Lease expense is included in Cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first three months of 2026 and 2025 was $6.5 and $8.1, respectively, and is included in the Amortization caption in the Condensed Consolidated Statement of Cash Flows.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2026	$24.7
2027	30.9
2028	26.7
2029	26.1
2030	25.8
2031 and thereafter	73.6
Total future minimum lease commitments	207.8
Less: Imputed interest	(36.1)
Present value of lease liabilities	$171.7

14.
Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$729.9	$732.4
Accrued marketing and promotion costs	180.4	221.4
Accrued wages and related benefit costs	60.7	145.7
Other accrued current liabilities	408.8	394.8
Total	$1,379.8	$1,494.3

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

As of March 31, 2026 and December 31, 2025, the obligations outstanding related to the SCF program amounted to $115.9 and $84.7, respectively and were recorded within Accounts Payable in the Condensed Consolidated Balance Sheets. Payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows amounted to $108.1 and $106.5 as of March 31, 2026 and 2025, respectively.

15.
Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2026	2025

Long-term debt
3.15% Senior notes due August 1, 2027	$425.0	$425.0
Less: Discount	(0.1)	(0.1)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.5)	(0.5)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.6)	(0.7)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.1)	(2.1)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(15.9)	(16.4)
Total long-term debt	$2,205.7	$2,205.1

16.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at January 1, 2025	$(53.2)	$4.4	$17.9	$(30.9)
Other comprehensive income (loss) before reclassifications	6.3	0.5	(0.3)	6.5
Amounts reclassified to Condensed Consolidated Statement of Income (a)	0.0	0.0	(2.3)	(2.3)
Tax benefit (expense)	0.0	(0.1)	0.7	0.6
Other comprehensive income (loss)	6.3	0.4	(1.9)	4.8
Balance at March 31, 2025	$(46.9)	$4.8	$16.0	$(26.1)

Balance at January 1, 2026	$(31.3)	$4.8	$6.6	$(19.9)
Other comprehensive income (loss) before reclassifications	(4.5)	(0.5)	10.8	5.8
Amounts reclassified to Condensed Consolidated Statement of Income (a)	0.0	0.0	0.3	0.3
Tax benefit (expense)	0.0	0.1	(2.9)	(2.8)
Other comprehensive income (loss)	(4.5)	(0.4)	8.2	3.3
Balance at March 31, 2026	$(35.8)	$4.4	$14.8	$(16.6)

(a)
Amounts reclassified to Cost of sales, SG&A expenses or interest expense.

17. Commitments, Contingencies and Guarantees

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

b. As of March 31, 2026, the Company had commitments of approximately $367.8. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

c. As of March 31, 2026, the Company had various guarantees and letters of credit totaling $8.9.

d. In connection with the December 1, 2020 acquisition of the ZICAM® brand (the “Zicam Acquisition”), the Company deferred payment of $20.0 of the purchase price related to certain indemnifications provided by the seller. The Company made a cash payment of $12.9 in the first quarter of 2026 and a final payment of $2.0 in April 2026.

In connection with the December 24, 2021 acquisition of the THERABREATH® brand (the "TheraBreath Acquisition"), the Company deferred payment of $14.0 of the purchase price related to certain indemnity obligations provided by the seller. The deferred amount is payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024 and an additional $5.9 paid in the first quarter of 2025. The Company paid a final amount of $5.0 in January 2026.

In connection with the October 13, 2022 Hero Acquisition, the Company deferred payment of $8.0 of the purchase price to satisfy certain indemnification obligations. The amount, to the extent not used in satisfaction of such indemnity obligations, is payable five years from the closing.

In connection with the July 16, 2025 Touchland Acquisition, the business acquisition liability was contingent upon the achievement of certain 2025 net sales thresholds. The initial fair value of this business acquisition liability was $140.0, which was established in the initial purchase price allocation. During 2025, the Company increased the fair value of the business acquisition liability to $158.7 based on updated 2025 net sales. The changes in fair value resulted in $18.7 of expense recorded within the Consumer Domestic segment. In April 2026, the Company paid $158.7 to satisfy the business acquisition liability. The Company deferred a payment of $5.0 of the purchase price to satisfy certain indemnification obligations. The additional amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing.

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

The Company also has equity in earnings of affiliates which is not reflected in a reportable segment. As of March 31, 2026, the Company held a 50% ownership interest in Armand. The Company’s equity in earnings of Armand totaled $2.3 and $1.6 for the three months ended March 31, 2026 and 2025.

Our reportable segments comprise the structure used by our Chief Executive Officer, who has been determined to be the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. The CODM considers Operating

Income for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. Asset information and capital expenditures are not regularly provided to the CODM.

The following tables present financial information relating to the Company’s segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,117.7	$273.9	$77.7	-	$1,469.3
Cost of sales	578.2	143.2	48.6	17.9	787.9
Gross Profit	539.5	130.7	29.1	(17.9)	681.4
Marketing expenses	104.2	34.6	0.6	-	139.4
Research and Development(2)	27.8	3.0	0.8	-	31.6
Selling, general and administrative expenses	167.3	53.2	16.8	(17.9)	219.4
Income from Operations	240.2	39.9	10.9	-	291.0

	Three Months Ended March 31, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,129.8	$261.9	$75.4	$-	$1,467.1
Cost of sales	597.4	147.3	46.4	16.4	807.5
Gross Profit	532.4	114.6	29.0	(16.4)	659.6
Marketing expenses	107.7	28.0	0.9	-	136.6
Research and Development(2)	29.2	3.0	0.6	-	32.8
Selling, general and administrative expenses	150.7	45.9	14.7	(16.4)	194.9
Income from Operations	244.8	37.7	12.8	-	295.3

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

Other segment expenses for the three months ended March 31, 2026 and 2025 include the following:

	Consumer Domestic	Consumer International	SPD	Total Consolidated
Depreciation & Amortization
First Quarter of 2026	$53.9	$6.1	$2.9	$62.9
First Quarter of 2025	51.3	6.7	2.9	60.9

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Household Products	$641.6	$614.9
Personal Care Products	476.1	514.9
Total Consumer Domestic	1,117.7	1,129.8
Total Consumer International	273.9	261.9
Total SPD	77.7	75.4
Total Consolidated Net Sales	$1,469.3	$1,467.1

Household Products include laundry, deodorizing and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin and hair care products, and cold and remedy products.

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

(In millions, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 12, 2026, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

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

We operate in three principal segments: Consumer Domestic, Consumer International, and our Specialty Products Division (“SPD”).

Recent Developments

Global Economic Conditions and Trade Policies

We have experienced higher manufacturing costs and economic uncertainty due to changes in U.S. trade policies including ongoing reviews and modifications to tariffs and other U.S. trade measures. We continue to evaluate these evolving developments and have taken actions to mitigate their impact on our business, including exiting certain business lines, shifting production and relocating manufacturing operations, finding alternative sources of supply, selectively increasing prices, adjusting inventories, seeking exemptions with respect to tariffs, and most notably ceasing the import of substantially all Waterpik flossers and certain other products from China into the U.S. While the tariffs remain fluid, we are focused on managing these challenges. We believe our existing tariff cost exposure will be mitigated through the above-mentioned actions, future additional supply chain efforts and surgical pricing.

Middle East Conflict

The ongoing geopolitical conflict in the Middle East has disrupted global shipping routes, including the Strait of Hormuz and surrounding waterways, resulting in incremental inflationary pressure on certain commodities and transportation costs, as well as increased volatility in logistics and supply chain planning. While the situation remains fluid and unpredictable, we have implemented mitigation measures, including supplier diversification, alternative routing and incremental productivity programs. Based on current conditions, we believe we can mitigate a significant portion of these transitory impacts in 2026.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	March 31, 2026	Prior Year	March 31, 2025
Net Sales	$1,469.3	0.2%	$1,467.1
Gross Profit	$681.4	3.3%	$659.6
Gross Margin	46.4%	140 basis points	45.0%
Marketing Expenses	$139.4	2.0%	$136.6
Percent of Net Sales	9.5%	20 basis points	9.3%
Selling, General & Administrative Expenses	$251.0	10.2%	$227.7
Percent of Net Sales	17.1%	+160 basis points	15.5%
Income from Operations	$291.0	-1.5%	$295.3
Operating Margin	19.8%	-40 basis points	20.2%
Net income per share - Diluted	$0.91	2.2%	$0.89

Net Sales

Net sales for the quarter ended March 31, 2026 were $1,469.3, an increase of $2.2 or 0.2% as compared to the same period in 2025. The components of the net sales increase are as follows:

Three Months Ended
March 31,
Net Sales - Consolidated	2026
Product volumes sold(1)	5.3%
Pricing/Product mix(2)	(0.3%)
Foreign exchange rate fluctuations	1.1%
Exit of product lines(3)	(8.1%)
Acquisitions(4)	2.2%
Net Sales increase	0.2%

(1)
For the three months ended March 31, 2026, the volume change reflects increased product unit sales in all three segments.
(2)
For the three months ended March 31, 2026, price/mix was unfavorable in the Consumer Domestic and Consumer International segment, partially offset by the SPD segment.
(3)
In the fourth quarter of 2025, we divested the vitamin business. In the second quarter of 2025, we announced that we are exiting the Flawless, Spinbrush, and Waterpik showerhead businesses. The business exits were completed by the end of 2025.
(4)
In the third quarter of 2025, we completed the acquisition of Touchland.

Gross Profit / Gross Margin

Our gross profit was $681.4 for the three months ended March 31, 2026, a $21.8 increase as compared to the same period in 2025. Gross margin increased 140 basis points (“bps”) in the first quarter of 2026 compared to the same period in 2025. The increase in gross margin was primarily due to the impact of productivity programs of 150 bps, benefits of the Touchland Acquisition combined with the impact of business exits of 110 bps, favorable volume/price/mix of 50 bps and favorable foreign exchange of 10 bps, partially offset by the impact of higher manufacturing costs of 180 bps (including labor, inflation in commodities and transportation and higher tariffs, net of tariff mitigation actions).

Operating Expenses

Marketing expenses for the three months ended March 31, 2026 were $139.4, an increase of $2.8 or 2.0% as compared to the same period in 2025. Marketing expenses as a percentage of net sales in the first quarter of 2026 increased by 20 bps to 9.5% compared to 9.3% in the same period in 2025 due to increased investment in our brands and new products, supporting our innovation initiatives and organic growth.

SG&A expenses were $251.0 in the first quarter of 2026, an increase of $23.3 or 10.2% as compared to the same period in 2025. SG&A as a percentage of net sales increased 160 bps to 17.1% in the first quarter of 2026 as compared to 15.5% in the same period in

2025. The increase is primarily due to the Touchland Acquisition and focused investments in new growth initiatives, e-commerce and our international business.

Income from Operations

Operating margin decreased 40 basis points to 19.8% for the three months ended March 31, 2026, as compared to 20.2% in the same period in 2025.

Nonoperating Expenses

Interest income for the three months ended March 31, 2026 decreased $6.8 to $2.5 as compared to the same period in 2025 due to lower investment income from lower average cash balances.

Interest expense for the three months ended March 31, 2026 increased $0.7 to $24.0, as compared to the same period in 2025.

Other income (expense) was nominal for the three months ended March 31, 2026 and 2025.

Income Taxes

The effective tax rate for the three months ended March 31, 2026 was 20.7%, compared to 22.0% in the same period in 2025. The decrease is primarily due to lower state income taxes offset by lower stock option exercises.

Diluted EPS

We reported diluted net earnings per share for the three months ended March 31, 2026 of $0.91, an increase of approximately 2.2% from diluted net earnings per share of $0.89 for the three months ended March 31, 2025.

Segment results

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational structure.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty products

Segment net sales and income from operations for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
First Quarter of 2026	$1,117.7	$273.9	$77.7	$1,469.3
First Quarter of 2025	1,129.8	261.9	75.4	1,467.1

Income from Operations
First Quarter of 2026	$240.2	$39.9	$10.9	$291.0
First Quarter of 2025	244.8	37.7	12.8	295.3

Product line revenues from external customers are as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Household Products	$641.6	$614.9
Personal Care Products	476.1	514.9
Total Consumer Domestic	1,117.7	1,129.8
Total Consumer International	273.9	261.9
Total SPD	77.7	75.4
Total Consolidated Net Sales	$1,469.3	$1,467.1

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin and hair care products, and cold and remedy products.

Consumer Domestic

Consumer Domestic net sales in the first quarter of 2026 were $1,117.7, a decrease of $12.1 or 1.1% as compared to the same period in 2025. The components of the net sales change were as follows:

Three Months Ended
March 31,
Net Sales - Consumer Domestic	2026
Product volumes sold	5.5%
Pricing/Product mix	(0.1%)
Exit of product lines (1)	(9.0%)
Acquisition(2)	2.5%
Net Sales decrease	(1.1)%

(1)
In the fourth quarter of 2025, we divested the vitamin business. In the second quarter of 2025, we announced that we are exiting the Flawless, Spinbrush, and Waterpik showerheads businesses. The business exits were completed by the end of 2025.
(2)
The Touchland Acquisition is included in our results since July 16, 2025, the date of acquisition.

Net sales excluding business exits and the acquisition of Touchland increased for the three months ended March 31, 2026, reflecting growth from THERABREATH® mouth wash and toothpaste, ARM & HAMMER® Cat Litter, HERO® acne treatment products, and OXICLEAN® powder, partially offset by declines in WATERPIK® Oral Care.

Consumer Domestic income from operations for the first quarter of 2026 was $240.2, a decrease of $4.6 as compared to the first quarter of 2025. Consumer Domestic income from operations benefited from strong organic sales growth across household and personal care, plus sales volume from the Touchland Acquisition. Partially offsetting these volume benefits is the sales impact from the exited businesses. In total, increased sales volumes and changes in mix, primarily from the exited businesses, resulted in a net benefit of $17.2. Additionally, Consumer Domestic realized the benefit of productivity programs of $19.2 and a reduction in marketing expenses of $3.7 due to the exited businesses. These benefits were offset by higher manufacturing and distribution expenses of $29.2 due to inflation and sales volumes as well as higher SG&A expenses of $15.2 primarily related to the Touchland Acquisition.

Consumer International

Consumer International net sales were $273.9 in the first quarter of 2026, an increase of $12.0 or 4.6% as compared to the same period in 2025. The components of the net sales change were as follows:

Three Months Ended
March 31,
Net Sales - Consumer International	2026
Product volumes sold	5.3%
Pricing/Product mix	(1.6%)
Foreign exchange rate fluctuations	5.9%
Exit of product lines (1)	(6.1%)
Acquisitions(2)	1.1%
Net Sales increase	4.6%

(1)
In the fourth quarter of 2025, we divested the vitamin business. In the second quarter of 2025, we announced that we are exiting the Flawless, Spinbrush, and Waterpik showerheads businesses. The business exits were completed by the end of 2025.
(2)
The Touchland Acquisition is included in our results since July 16, 2025, the date of acquisition.

Net sales excluding business exits, the acquisition of Touchland and changes in foreign exchange rates increased in the first quarter ended March 31, 2026 primarily driven by THERABREATH® mouth wash, BATISTE® dry shampoo and HERO® acne treatment products in the Global Markets Group, HERO® acne treatment products in Germany and UK, and ARM & HAMMER® Cat Litter in Canada partially offset by lower sales in the middle east region.

Consumer International income from operations was $39.9 in the first quarter of 2026, an increase of $2.2 as compared to the first quarter of 2025. Consumer International income from operations benefited from strong organic sales growth across the portfolio, plus sales volume from the Touchland Acquisition. Partially offsetting these volume benefits is the sales impact from the exited businesses. In total, increased sales volumes and changes in mix, primarily from the exited businesses, resulted in a net benefit of $6.4. Consumer International also experienced favorable manufacturing and distribution expenses of $5.4. These benefits were partially offset by higher SG&A expenses of $7.3 primarily due to the Touchland Acquisition, higher marketing expenses of $6.5 to support growth, and unfavorable price/mix of $3.3. Income from operations was also impacted by favorable foreign exchange rates of $7.6.

Specialty Products (“SPD”)

SPD net sales were $77.7 in the first quarter of 2026, an increase of $2.3 or 3.1% as compared to the same period in 2025. The components of the net sales change were as follows:

Three Months Ended
March 31,
Net Sales - SPD	2026
Product volumes sold	2.0%
Pricing/Product mix	1.1%
Net Sales increase	3.1%

Net sales increased in the three months ended March 31, 2026 primarily due to growth in our sodium bicarbonate and animal nutrition businesses.

SPD income from operations was $10.9 in the first quarter of 2026, a decrease of $1.9 compared to the first quarter of 2025 due to higher SG&A expenses of $2.3 and unfavorable manufacturing costs of $1.1, partially offset by favorable price/mix of $0.8, higher volumes of $0.5 and lower marketing expenses of $0.3.

Equity in Earnings of Affiliates

Equity in earnings of affiliates represents the results of Armand in the three months ended March 31 2026 and 2025.

Liquidity and Capital Resources

On July 17, 2025, the Company entered into a new unsecured revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior $1,500.0 unsecured revolving credit facility that was entered into on June 16, 2022. The aggregate commitments of the lenders under the Credit Agreement are $2,000.0, with an option to increase such commitments to $2,750.0. The revolving credit facility matures on July 17, 2030, unless extended. Borrowings under the Credit Agreement are available for general corporate purposes and are used to support our $2,000.0 commercial paper program.

As of March 31, 2026, we had $503.4 in cash and cash equivalents, and approximately $1,993.0 available through our revolving credit facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

We have $228.9 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2026.

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

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $130.0 in 2026 including manufacturing capacity investments for THERABREATH® and Sterimar and an enterprise resource planning (ERP) project. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Three Months Ended
	March 31,	March 31,
	2026	2025
Net cash provided by operating activities	$174.8	$185.7
Net cash used in investing activities	$(33.5)	$(16.7)
Net cash used in financing activities	$(44.9)	$(61.0)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the three months ended March 31, 2026 decreased by $10.9 to $174.8 as compared to $185.7 in the same period in 2025 due to an increase in working capital partially offsetting an increase in cash earnings (net income adjusted for non-cash items). The increase in working capital is primarily related to the timing of income tax payments and higher inventory purchases to support growth partially offset by an increase in accounts payable. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended March 31, 2026 and 2025:

	Quarter ended as of
	March 31, 2026	March 31, 2025(1)	Change
Days of sales outstanding in accounts receivable ("DSO")	35	35	-
Days of inventory outstanding ("DIO")	64	70	(6)
Days of accounts payable outstanding ("DPO")	79	77	(2)
Cash conversion cycle	20	28	(8)

(1)
The March 31, 2025 cash conversion cycle calculation was revised to reflect a quarter-to-quarter four-period average method.

The cash conversion cycle (defined as the sum of DSO and DIO less DPO) is calculated using a quarter-to-quarter four-period average method. The Company considers the four-period average preferable to the previously employed two-period average as it mitigates period-to-period volatility. If the prior two-period average method had been applied as of March 31, 2025, DIO would still reflect a decrease of six days and the cash conversion cycle would still reflect a decrease of eight days compared to the previous year. The decrease in DIO is primarily attributable to enhanced inventory management initiatives. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first three months of 2026 was $33.5, primarily reflecting $31.9 for additions to property, plant, and equipment. Net cash used in investing activities during the first three months of 2025 was $16.7, primarily reflecting $16.5 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first three months of 2026 was $44.9, reflecting $72.9 of cash dividend payments and $19.8 related to business acquisition liability payments, partially offset by a $36.2 source of cash from the Company's TSA agreement with Piping Rock and proceeds from stock option exercises of $16.6. Net cash used in financing activities during the first three months of 2025 was $61.0, reflecting $72.4 of cash dividend payments and $5.9 related to the payment of a business acquisition liability, partially offset by $19.3 of proceeds from stock option exercises.

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

sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of acquisitions; and capital expenditures. Other forward-looking statements in this report may be identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,”“ outlook,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new regulations and legislation and change in regulatory priorities; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company's products and its suppliers in the United States and other countries where it or its suppliers operate; the impact on the global economy of the Russia/Ukraine war and conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war, conflict in the Middle East or other inflationary pressures; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; impairment charges or other negative impacts to the value of the Company's assets; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the Company’s ability to complete the announced strategic alternatives for certain of our businesses and realize the intended benefits; the risk that the announcement of strategic alternatives could have an adverse effect on the Company; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

During the first quarter of 2026, the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the first quarter of 2026, which was solely due to shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

There remains $228.9 of share repurchase availability under the 2021 Share Repurchase Program as of March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
1/1/2026 to 1/31/2026	-	$-	-	$228,905,959
2/1/2026 to 2/28/2026	-	-	-	$228,905,959
3/1/2026 to 3/31/2026	48,837	103.14	-	$228,905,959
Total	48,837	$103.14	-

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on June 30, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 6, 2024.

	(3.4)	By-laws of the Company, amended and restated as of April 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2023.

•	(10.1)	Church & Dwight Co., Inc. Employee Stock Purchase Plan, as approved by the Company’s stockholders on April 7, 2023, and amended and restated as of April 4, 2026.

•	(10.2)	Amended and Restated Change in Control and Severance Agreement by and between the Company and Richard A. Dierker, dated February 5, 2026.

•	(31.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(31.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act.

•	(32.1)	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

•	(32.2)	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

	(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	(101.SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

	(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•
Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	May 1, 2026	/s/ Lee B. McChesney
LEE B. MCCHESNEY
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 1, 2026	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)