Form 10-Q
period 2026-06-30
CHURCH & DWIGHT CO INC /DE/
filed 2026-07-31
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2026, there were 237,203,907 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	34

1A.	Risk Factors	34

2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

5.	Other Information	35

6.	Exhibits	36

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net Sales	$1,530.0	$1,506.3	$2,999.3	$2,973.4
Cost of sales	836.1	859.3	1,624.0	1,666.8
Gross Profit	693.9	647.0	1,375.3	1,306.6
Marketing expenses	165.3	157.1	304.7	293.7
Selling, general and administrative expenses	252.2	228.2	503.2	455.9
Income from Operations	276.4	261.7	567.4	557.0
Equity in earnings of affiliates	2.7	2.8	5.0	4.4
Interest income	1.4	9.2	3.9	18.5
Interest expense	(24.2)	(23.5)	(48.2)	(46.8)
Other income (expense), net	(0.4)	0.3	0.4	(0.5)
Income before Income Taxes	255.9	250.5	528.5	532.6
Income taxes	53.1	59.5	109.4	121.5
Net Income	$202.8	$191.0	$419.1	$411.1

Weighted average shares outstanding - Basic	236.7	244.7	236.6	245.2
Weighted average shares outstanding - Diluted	238.2	246.4	238.2	247.2
Net income per share - Basic	$0.86	$0.78	$1.77	$1.68
Net income per share - Diluted	$0.85	$0.78	$1.76	$1.66
Cash dividends per share	$0.31	$0.30	$0.62	$0.59

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net Income	$202.8	$191.0	$419.1	$411.1
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	0.0	16.9	(4.5)	23.2
Defined benefit plan adjustments gain (loss)	0.0	0.0	(0.4)	0.4
Income (loss) from derivative agreements	2.1	(9.2)	10.3	(11.1)
Other comprehensive income	2.1	7.7	5.4	12.5
Comprehensive income	$204.9	$198.7	$424.5	$423.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$254.8	$409.0
Accounts receivable, less allowances of $2.6 and $3.7	596.8	593.4
Inventories	601.9	534.8
Other current assets	68.2	59.8
Total Current Assets	1,521.7	1,597.0

Property, Plant and Equipment, Net	826.5	822.8
Equity Investment in Affiliates	12.1	10.3
Trade Names and Other Intangibles, Net	3,743.1	3,511.5
Goodwill	2,649.9	2,627.5
Other Assets	352.4	343.3
Total Assets	$9,105.7	$8,912.4

Liabilities and Stockholders' Equity
Current Liabilities
Short-term borrowings	$49.9	$0.0
Accounts payable	775.9	732.4
Accrued expenses and other liabilities	481.9	583.0
Business acquisition and divestiture liabilities	14.6	178.9
Income taxes payable	4.9	3.4
Total Current Liabilities	1,327.2	1,497.7

Long-term Debt	2,206.3	2,205.1
Deferred Income Taxes	894.1	886.9
Deferred and Other Long-term Liabilities	330.3	320.5
Total Liabilities	4,757.9	4,910.2

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,709,982 shares issued as of June 30, 2026 and December 31, 2025	293.7	293.7
Additional paid-in capital	676.9	625.1
Retained earnings	7,040.3	6,768.2
Accumulated other comprehensive loss	(14.5)	(19.9)
Common stock in treasury, at cost: 56,573,080 shares as of June 30, 2026 and 57,156,105 shares as of December 31, 2025	(3,648.6)	(3,664.9)
Total Stockholders' Equity	4,347.8	4,002.2
Total Liabilities and Stockholders' Equity	$9,105.7	$8,912.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flow From Operating Activities
Net Income	$419.1	$411.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	43.6	45.1
Amortization expense	83.6	72.4
Deferred income taxes	4.4	(12.8)
Business exit related impairments	0.0	51.0
Equity in net earnings of affiliates	(5.0)	(4.4)
Distributions from unconsolidated affiliates	3.2	4.3
Non-cash compensation expense	42.6	30.2
Other	5.1	5.7
Subtotal	596.6	602.6
Change in assets and liabilities:
Accounts receivable	(5.9)	4.3
Inventories	(65.4)	(2.9)
Other current assets	(12.1)	(0.9)
Accounts payable	52.5	(13.5)
Accrued expenses	(105.2)	(149.6)
Income taxes payable	11.2	(12.9)
Other operating assets and liabilities, net	(10.1)	(10.6)
Change in Working Capital	(135.0)	(186.1)
Net Cash Provided By Operating Activities	461.6	416.5
Cash Flow From Investing Activities
Additions to property, plant and equipment	(61.8)	(39.0)
Acquisition, net of cash acquired	(300.0)	0.0
Other	(0.1)	(0.6)
Net Cash Used In Investing Activities	(361.9)	(39.6)
Cash Flow From Financing Activities
Payment of cash dividends	(145.8)	(145.0)
Purchase of treasury stock	0.0	(300.0)
Payment of business acquisition liabilities	(180.5)	(5.9)
Short-term debt borrowings (repayments)	49.9	0.0
Proceeds from stock options exercised	30.8	26.6
Other stock award activity	(5.7)	(2.5)
Other	(0.4)	0.0
Net Cash Used In Financing Activities	(251.7)	(426.8)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	9.0
Net Change In Cash and Cash Equivalents	(154.2)	(40.9)
Cash and Cash Equivalents at Beginning of Period	409.0	964.1
Cash and Cash Equivalents at End of Period	$254.8	$923.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash paid during the period for:
Interest (net of amounts capitalized)	$47.7	$46.6
Income taxes	$92.6	$146.7
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$10.2	$15.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2025	293.7	(47.8)	$293.7	$563.1	$6,319.7	$(30.9)	$(2,784.8)	$4,360.8
Net income	0.0	0.0	0.0	0.0	220.1	0.0	0.0	220.1
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	4.8	0.0	4.8
Cash dividends	0.0	0.0	0.0	0.0	(72.4)	0.0	0.0	(72.4)
Stock based compensation expense and stock option plan transactions	0.0	0.3	0.0	27.2	(0.2)	0.0	10.7	37.7
March 31, 2025	293.7	(47.5)	$293.7	$590.3	$6,467.2	$(26.1)	$(2,774.1)	$4,551.0

Net income	0.0	0.0	0.0	0.0	191.0	0.0	0.0	191.0
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	7.7	0.0	7.7
Cash dividends	0.0	0.0	0.0	0.0	(72.6)	0.0	0.0	(72.6)
Stock purchases	0.0	(2.8)	0.0	(30.0)	0.0	0.0	(270.0)	(300.0)
Stock based compensation expense and stock option plan transactions	0.0	0.1	0.0	12.2	(0.2)	0.0	4.6	16.6
June 30, 2025	293.7	(50.2)	$293.7	$572.5	$6,585.4	$(18.4)	$(3,039.5)	$4,393.7

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2026	293.7	(57.2)	$293.7	$625.1	$6,768.2	$(19.9)	$(3,664.9)	$4,002.2
Net income	0.0	0.0	0.0	0.0	216.3	0.0	0.0	216.3
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	3.3	0.0	3.3
Cash dividends	0.0	0.0	0.0	0.0	(72.9)	0.0	0.0	(72.9)
Stock based compensation expense and stock option plan transactions	0.0	0.4	0.0	29.0	(0.1)	0.0	8.2	37.1
March 31, 2026	293.7	(56.8)	$293.7	$654.1	$6,911.5	$(16.6)	$(3,656.7)	$4,186.0

Net income	0.0	0.0	0.0	0.0	202.8	0.0	0.0	202.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1
Cash dividends	0.0	0.0	0.0	0.0	(72.9)	0.0	0.0	(72.9)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	22.8	(1.1)	0.0	8.1	29.8
June 30, 2026	293.7	(56.6)	$293.7	$676.9	$7,040.3	$(14.5)	$(3,648.6)	$4,347.8

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

The Company incurred research and development expenses in the second quarter of 2026 and 2025 of $33.9 and $35.8, respectively. The Company incurred research and development expenses in the first six months of 2026 and 2025 of $65.5 and $68.6, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03") and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.
Inventories

Inventories consist of the following:

	June 30,	December 31,
	2026	2025
Raw materials and supplies	$130.3	$143.7
Work in process	22.5	35.0
Finished goods	449.1	356.1
Total	$601.9	$534.8

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	June 30,	December 31,
	2026	2025
Land	$29.7	$16.0
Buildings and improvements	355.2	367.5
Machinery and equipment	914.7	911.1
Software	140.2	138.9
Office equipment and other assets	132.7	131.6
Construction in progress	166.9	131.9
Gross PP&E	1,739.4	1,697.0
Less accumulated depreciation	912.9	874.2
Net PP&E	$826.5	$822.8

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Depreciation expense on PP&E	$22.0	$22.5	$43.6	$45.1

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	236.7	244.7	236.6	245.2
Dilutive effect of stock awards	1.5	1.7	1.6	2.0
Weighted average common shares outstanding - diluted	238.2	246.4	238.2	247.2
Antidilutive stock awards outstanding	3.1	2.1	3.1	2.1

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

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise Price	Term	Intrinsic
	Options	(per share)	(in Years)	Value
Outstanding at December 31, 2025	8.8	$81.83
Granted	0.9	103.52
Exercised	(0.4)	62.08
Outstanding at June 30, 2026	9.3	$84.63	5.7	$135.7
Exercisable at June 30, 2026	6.4	$75.83	4.4	$135.2

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Intrinsic Value of Stock Options Exercised	$6.8	$4.4	$16.4	$20.7
Stock Compensation Expense Related to Stock Option Awards	$4.2	$4.9	$13.4	$18.0
Issued Stock Options	0.0	0.0	0.9	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$28.71	$33.05
Fair Value of Stock Options Issued	$0.0	$0.0	$24.9	$34.2

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Risk-free interest rate	N/A	N/A	3.8%	4.2%
Expected life in years	N/A	N/A	6.7	7.0
Expected volatility	N/A	N/A	22.5%	22.6%
Dividend yield	N/A	N/A	1.2%	1.1%

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

The following table provides a summary of RSU activity:

		Weighted
		Average Grant
		Date Fair Value
	Shares	(per award)
Outstanding at December 31, 2025	0.3	$100.40
Granted	0.2	94.47
Vested	(0.2)	96.61
Outstanding at June 30, 2026	0.3	$98.53

In connection with the Touchland acquisition, Touchland’s founder was granted rights to receive shares of our common stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing. The value of common stock received by Touchland's founder will be recognized as a compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. The restricted stock expense associated with the Touchland acquisition for the three and six months ended June 30, 2026 was $6.3 and $12.6, respectively, and is included in the non-cash compensation expense caption in the Condensed Consolidated Statement of Cash Flows. Refer to Note 10-Acquisitions for additional details.

Performance Stock Units

Beginning in 2026, the Company expanded the annual PSU grant to a greater number of employees. The annual PSU grants are issued in two equal tranches. Each tranche has a different performance metric and grant date fair value. The performance metric for one tranche is based on the Company’s total shareholder return (“TSR”) relative to a Company-selected peer group and is valued using a Monte Carlo model. The performance metric for the second tranche is the Company's three-year cumulative cash flow from operations target and is valued using the Company's grant date closing stock value. The PSUs vest on the later of (i) the third anniversary of the grant date and (ii) the date on which the Compensation & Human Capital Committee of the Company's Board of Directors (the "Board") certifies the achievement of the applicable performance goals, in each case, subject to the recipient’s continued employment with the Company from the grant date through the applicable vesting date. The number of shares that may be issued ranges from 0% to 200% based on relative TSR and cumulative cash flow from operations during the three-year performance period.

In January 2026, the Company granted a 2030 long-term strategy grant of PSUs (the "Strategy Grant") to Company employees at the director level and above, including the Company's executive officers. The PSUs awarded pursuant to the Strategy Grant will cliff vest following a four-year performance period, subject to the recipients remaining continuously employed for the full four-year performance period and the satisfaction of the performance conditions. The PSU awards are tied to three equally weighted core long-term growth drivers: (1) the Company’s net sales compound annual growth rate (“CAGR”) of the Arm & Hammer brand, (2) the net sales CAGR derived from sources outside of the United States and (3) the net sales CAGR derived from oral care products, including TheraBreath. The number of shares that may be issued ranges from 0% to 200% based on the performance of the long-term growth drivers over the four-year performance period.

The following table provides a summary of PSU activity:

		Weighted
		Average Grant
		Date Fair Value
	Shares	(per award)
Outstanding at December 31, 2025	0.1	$106.52
Granted	0.6	95.01
Outstanding at June 30, 2026	0.7	$96.68

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted by the Board in February 2023 and became effective in April 2023 upon approval by the Company’s stockholders, and was most recently amended and restated effective April 4, 2026. There are 750,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price under the ESPP is 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025. There are 706,549 shares of Common Stock remaining as of June 30, 2026 that are reserved for issuance under the ESPP. As of December 31, 2025, there were 660,582 shares of Common Stock reserved for issuance under the ESPP.

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

As of June 30, 2026, there remains $228.9 of share repurchase availability under the 2021 Share Repurchase Program.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2026 and December 31, 2025:

		June 30, 2026		December 31, 2025
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$57.3	$57.3	$217.5	$217.5
Financial Liabilities:
Short-term borrowings	Level 2	49.9	49.9	0.0	0.0
3.15% Senior notes due August 1, 2027	Level 2	425.0	419.3	424.9	420.1
2.3% Senior notes due December 15, 2031	Level 2	399.5	353.2	399.5	355.4
5.6% Senior notes due November 15, 2032	Level 2	499.4	521.9	499.3	532.3
3.95% Senior notes due August 1, 2047	Level 2	397.9	314.9	397.9	318.4
5.00% Senior notes due June 15, 2052	Level 2	499.9	452.2	499.9	457.3

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the six months ended June 30, 2026 and 2025.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued Expenses and Other Liabilities, approximated estimated fair values as of June 30, 2026 and December 31, 2025.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts	$376.9	$438.2
Diesel fuel contracts	2.3 gallons	4.5 gallons
Commodities contracts	33.4 pounds	43.6 pounds
Net Investment hedge(1)	$0.0	$25.0
Derivatives not designated as hedging instruments
Foreign exchange contracts	$6.7	$2.4
Equity derivatives	$12.3	$12.0

(1) The Net Investment hedge matured during the second quarter of 2026 and resulted in a gain of $2.4 recorded in Accumulated Other Comprehensive Income.

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and six months ended June 30, 2026.

10.
Acquisitions

On May 28, 2026, the Company completed the acquisition of the Miss Mouth's Messy Eater® brand (“Miss Mouth's”). The Company paid $300.0 cash at closing and deferred payment of $25.0 of the purchase price with $15.0 expected to be paid later in 2026 related to required post-closing activities of the Seller. The remaining amount relates to certain indemnity obligations with, $4.0 payable in the second quarter of 2029, and $6.0 payable in the second quarter of 2031. The Miss Mouth's acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. Miss Mouth's annual net sales for the year ended December 31, 2025 were approximately $80.0.

The preliminary fair values of the net assets at acquisition are set forth as follows:

Accounts receivable	$0.5
Inventory	3.2
Other current assets	0.9
Trade name	300.0
Goodwill	20.5
Accounts payable, accrued expenses and other liabilities	(0.1)
Business acquisition liabilities - short-term	(15.0)
Business acquisition liabilities - long-term	(10.0)
Cash purchase price (net of cash acquired)	$300.0

The trade name intangible asset was valued using a discounted cash flow model and has a useful life of 20 years. The goodwill is a result of expected synergies from combined operations of the acquired business and the Company. Pro forma results are not presented because the impact of the acquisition is not material to the Company’s consolidated financial results. The goodwill and trade name intangible asset associated with the Miss Mouth's acquisition are deductible for U.S. tax purposes.

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products. The Company paid $656.0, net of cash acquired, at closing and entered into an agreement to pay an additional amount based on 2025 net sales thresholds which resulted in a cash payment of $158.7 in April 2026. In addition, the Company granted rights to Touchland’s founder to receive shares of our Common Stock valued at $50.0, with 50% of such shares vesting at each of the first- and -second-year anniversaries of the closing. The value of Common Stock received by Touchland's founder will be recognized as compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. A payment of $5.0 of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equity holders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. The Touchland acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0 million.

The preliminary fair values of the net assets as of the acquisition date are set forth as follows:

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

VMS Divestiture

On December 9, 2025, the Company announced a definitive agreement to sell the VitaFusion and L’il Critters (“VMS”) brands to Piping Rock Health Products, Inc. ("Piping Rock"). The agreement included the VitaFusion and L’il Critters brands, relevant trademarks and licenses, and the Company's former manufacturing and distribution facilities in Vancouver and Ridgefield, Washington. The transaction closed on December 31, 2025 and included a short-duration transition services agreement ("TSA"). The Company has a TSA-related receivable of $0.4 as of June 30, 2026, primarily for invoices paid on behalf of Piping Rock, net of cash collected from customers.

In connection with the agreement, the Company derecognized PP&E of $142.9, inventory of $54.0, goodwill of $12.6 and other net assets, including leases, of $9.3 for net cash proceeds of $160.3. The VMS brands represented less than 5% of the Company’s 2025 net sales. As a result of this transaction, the Company incurred a pre-tax charge of $58.5 (post-tax of $45.6) in the fourth quarter of 2025 which was included in Other income (expense), net in the Consolidated Statements of Income.

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

Indefinite-Lived Intangible Assets

The following table presents the carrying value of indefinite-lived intangible assets:

	June 30,	December 31,
	2026	2025
Gross Carrying Value Trade Names	$1,672.2	$1,680.7
Sale of Spinbrush Trade Name	0.0	(7.9)
Trade Names	$1,672.2	$1,672.8

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	June 30, 2026				December 31, 2025
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated	Impairment
	Amount	Amortization	Net	(Years)	Amount	Amortization	Charges(1)	Net
Amortizable intangible assets:
Trade Names	$2,366.7	$(576.3)	$1,790.4	3-20	$2,113.4	$(562.1)	$(11.6)	$1,539.7
Customer Relationships	573.2	(353.7)	219.5	15-20	598.5	(365.2)	(0.7)	232.6
Patents/Formulas	200.7	(139.7)	61.0	4-20	205.6	(139.2)	0.0	66.4
Total	$3,140.6	$(1,069.7)	$2,070.9		$2,917.5	$(1,066.5)	$(12.3)	$1,838.7

(1) The $12.3 impairment charge relates to the Flawless trade name and Spinbrush customer relationship intangible asset, which had a gross value of $76.2 and accumulated amortization of $63.9 prior to full impairment. The impairments were a result of the Company's decision to exit these businesses.

Intangible amortization expense was $33.8 and $24.9 for the second quarter of 2026 and 2025, respectively. Intangible amortization expense amounted to $67.6 and $54.2 for the first six months of 2026 and 2025, respectively. The Company estimates that intangible amortization expense will be approximately $142.0 in 2026 and approximately $149.0 declining to $135.0 annually over the next five years.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2025	$2,255.4	$237.2	$134.9	$2,627.5
Touchland Acquisition adjustments	1.9	0.0	0.0	1.9
Miss Mouth's Acquisition	20.5	0.0	0.0	20.5
Balance at June 30, 2026	$2,277.8	$237.2	$134.9	$2,649.9

The Company tests goodwill for each reporting unit, which are also the Company's reportable segments. The result of the Company’s annual goodwill impairment test, performed in the beginning of the second quarter of 2026, determined that the estimated fair value substantially exceeded the carrying values of all reporting units. The determination of fair value contains numerous variables that are subject to change as business conditions change and therefore could impact fair value in the future.

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

A summary of the Company’s lease information is as follows:

		June 30,	December 31,
	Classification	2026	2025
Assets
Right of use assets	Other Assets	$159.5	$166.0

Liabilities
Current lease liabilities	Accrued Expenses and Other Liabilities	$25.2	$23.9
Long-term lease liabilities	Deferred and Other Long-term Liabilities	146.9	153.0
Total lease liabilities		$172.1	$176.9

Other information
Weighted-average remaining lease term (years)		7.2	7.4
Weighted-average discount rate		5.2%	5.2%

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Statement of Income
Lease cost(1)	$8.6	$10.5	$17.4	$21.0

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$6.2	$12.2	$6.6	$18.7
Cash paid for amounts included in the measurement of lease liabilities	$8.0	$10.7	$15.7	$21.2
(1)
Lease expense is included in Cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first six months of 2026 and 2025 was $13.0 and $16.3, respectively, and is included in the Amortization caption in the Condensed Consolidated Statement of Cash Flows.
(2)
In April 2025, the Company extended the lease term at one of its leased warehouse facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $11.0 recorded in the second quarter of 2025.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2026	$16.9
2027	31.8
2028	27.7
2029	27.1
2030	26.8
2031 and thereafter	76.8
Total future minimum lease commitments	207.1
Less: Imputed interest	(35.0)
Present value of lease liabilities	$172.1

14.
Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$775.9	$732.4
Accrued marketing and promotion costs	194.7	221.4
Accrued wages and related benefit costs	84.3	145.7
Other accrued current liabilities	217.5	394.8
Total	$1,272.4	$1,494.3

In 2015, the Company initiated a Supply Chain Finance program (“SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company for early payment. Participating suppliers negotiate their receivables sales arrangements directly with a third party. The Company is not a party to those agreements and does not have an economic interest in the suppliers' decisions to sell their receivables and has not been required to pledge any assets as security nor to provide any guarantee to third-party finance providers or intermediaries. The SCF Program may allow suppliers to obtain more favorable terms than they could secure on their own. The terms of the Company's payment obligations are not impacted by a supplier’s participation in the SCF Program. The Company's payment terms with suppliers are consistent between suppliers that elect to participate in the SCF Program and those that do not participate. As a result, the SCF Program does not have an impact to the Company's average days outstanding.

As of June 30, 2026 and December 31, 2025, the obligations outstanding related to the SCF Program amounted to $111.9 and $84.7, respectively, and were recorded within Accounts Payable in the Condensed Consolidated Balance Sheets. Payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows amounted to $216.6 and $215.6 as of June 30, 2026 and 2025, respectively.

15.
Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consists of the following:

	June 30,	December 31,
	2026	2025
Short-term borrowings
Commercial paper issuances	49.9	0.0
Total short-term borrowings	$49.9	$0.0

Long-term debt
3.15% Senior notes due August 1, 2027	$425.0	$425.0
Less: Discount	0.0	(0.1)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.5)	(0.5)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.6)	(0.7)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.1)	(2.1)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(15.4)	(16.4)
Total long-term debt	$2,206.3	$2,205.1

16.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at January 1, 2025	$(53.2)	$4.4	$17.9	$(30.9)
Other comprehensive income (loss) before reclassifications	23.2	0.5	(11.4)	12.3
Amounts reclassified to Condensed Consolidated Statement of Income (a)(b)	0.0	0.0	(3.7)	(3.7)
Tax benefit (expense)	0.0	(0.1)	4.0	3.9
Other comprehensive income (loss)	23.2	0.4	(11.1)	12.5
Balance at June 30, 2025	$(30.0)	$4.8	$6.8	$(18.4)

Balance at January 1, 2026	$(31.3)	$4.8	$6.6	$(19.9)
Other comprehensive income (loss) before reclassifications	(4.5)	(0.5)	12.4	7.4
Amounts reclassified to Condensed Consolidated Statement of Income (a) (b)	0.0	0.0	0.8	0.8
Tax benefit (expense)	0.0	0.1	(2.9)	(2.8)
Other comprehensive income (loss)	(4.5)	(0.4)	10.3	5.4
Balance at June 30, 2026	$(35.8)	$4.4	$16.9	$(14.5)

(a)
Amounts reclassified to Cost of sales, SG&A expenses or interest expense.
(b)
The Company reclassified a loss of $0.5 and a gain of $1.4 to the condensed consolidated statements of income during the three months ended June 30, 2026 and 2025, respectively.

17. Commitments, Contingencies and Guarantees

Commitments

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

As of June 30, 2026, the Company had commitments of approximately $369.5. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

As of June 30, 2026, the Company had various guarantees and letters of credit totaling $9.0.

In connection with the December 1, 2020 acquisition of the ZICAM® brand, the Company deferred payment of $20.0 of the purchase price related to certain indemnifications provided by the seller. The Company made a cash payment of $12.9 in the first quarter of 2026 and a final payment of $2.0 in April 2026.

In connection with the December 24, 2021 acquisition of the THERABREATH® brand, the Company deferred payment of $14.0 of the purchase price related to certain indemnity obligations provided by the seller. The deferred amount was payable in installments between two and four years from the closing, with the first installment payment of $2.0 paid in January 2024 and an additional $5.9 paid in the first quarter of 2025. The Company paid a final amount of $5.0 in January 2026.

In connection with the October 13, 2022 acquisition of the HERO® brand, the Company deferred payment of $8.0 of the purchase price to satisfy certain indemnification obligations. The amount, to the extent not used to satisfy such indemnity obligations, is payable five years from the closing.

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

In connection with the May 28, 2026 Miss Mouth's acquisition, the Company deferred payment of $25.0 of the purchase price with $15.0 expected to be paid later in 2026 related to required post-closing activities of the Seller. The remaining amount relates to certain indemnity obligations with, $4.0 payable in the second quarter of 2029, and $6.0 payable in the second quarter of 2031.

Legal proceedings

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

The Company also has equity in earnings of affiliates which is not reflected in a reportable segment. As of June 30, 2026, the Company held a 50% ownership interest in Armand Products Company (“Armand”). The Company’s equity in earnings of Armand totaled $2.7 and $2.8 for the three months ended June 30, 2026 and 2025 and $5.0 and $4.4 for the six months ended June 30, 2026 and 2025, respectively.

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

The following tables present financial information relating to the Company’s segments for the three months ended and six months ended June 30, 2026 and 2025. In 2025, we exited the VMS, Flawless, Spinbrush and Waterpik showerhead businesses.

	Three Months Ended June 30, 2026
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,155.8	$297.5	$76.7	-	$1,530.0
Cost of sales	615.0	156.3	47.7	17.1	836.1
Gross Profit	540.8	141.2	29.0	(17.1)	693.9
Marketing expenses	120.9	43.8	0.6	-	165.3
Research and Development(2)	29.9	3.1	0.9	-	33.9
Selling, general and administrative expenses	166.6	52.7	16.1	(17.1)	218.3
Income from Operations	223.4	41.6	11.4	-	276.4

	Three Months Ended June 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,154.1	$277.6	$74.6	-	$1,506.3
Cost of sales(3)	640.4	156.4	46.3	16.2	859.3
Gross Profit	513.7	121.2	28.3	(16.2)	647.0
Marketing expenses	118.0	38.3	0.8	-	157.1
Research and Development(2)	31.8	3.2	0.8	-	35.8
Selling, general and administrative expenses(4)	146.5	47.3	14.8	(16.2)	192.4
Income from Operations	217.4	32.4	11.9	-	261.7

	Six Months Ended June 30, 2026
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$2,273.5	$571.4	$154.4	-	$2,999.3
Cost of sales	1,193.2	299.5	96.3	35.0	1,624.0
Gross Profit	1,080.3	271.9	58.1	(35.0)	1,375.3
Marketing expenses	225.1	78.4	1.2	-	304.7
Research and Development(2)	57.7	6.1	1.7	-	65.5
Selling, general and administrative expenses	333.9	105.9	32.9	(35.0)	437.7
Income from Operations	463.6	81.5	22.3	-	567.4

	Six Months Ended June 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$2,283.9	$539.5	$150.0	-	$2,973.4
Cost of sales(3)	1,237.8	303.7	92.7	32.6	1,666.8
Gross Profit	1,046.1	235.8	57.3	(32.6)	1,306.6
Marketing expenses	225.7	66.3	1.7	-	293.7
Research and Development(2)	61.0	6.2	1.4	-	68.6
Selling, general and administrative expenses(4)	297.2	93.2	29.5	(32.6)	387.3
Income from Operations	462.2	70.1	24.7	-	557.0

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
(3)
In the second quarter and first six months of 2025, the results include $30.4 of non-cash charges related to impairments of fixed assets, as well as inventory reserves primarily recorded in Consumer Domestic as a result of announcing that we were exiting the Flawless, Spinbrush and Waterpik showerhead businesses.
(4)
In the second quarter and first six months of 2025, the results include $20.6 of non-cash charges related to impairments of intangible assets, primarily recorded in Consumer Domestic as a result of announcing that we were exiting the Flawless, Spinbrush and Waterpik showerhead businesses.

Other segment expenses for the three months ended and six months ended June 30, 2026 and 2025 include the following:

	Consumer Domestic	Consumer International	SPD	Total Consolidated
Depreciation & Amortization
Second Quarter 2026	$55.9	$6.4	$2.0	$64.3
Second Quarter 2025	47.2	6.5	2.9	56.6

First Six Months of 2026	$109.8	$12.5	$4.9	$127.2
First Six Months of 2025	98.5	13.2	5.8	117.5

Product line revenues from external customers are as follows. In 2025, we exited the VMS, Flawless, Spinbrush and Waterpik showerhead businesses.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Household Products	$662.0	$650.0	$1,303.6	$1,264.9
Personal Care Products	493.8	504.1	969.9	1,019.0
Total Consumer Domestic	1,155.8	1,154.1	2,273.5	2,283.9
Total Consumer International	297.5	277.6	571.4	539.5
Total SPD	76.7	74.6	154.4	150.0
Total Consolidated Net Sales	$1,530.0	$1,506.3	$2,999.3	$2,973.4

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

Overview

We develop, manufacture and market a broad range of consumer household and personal care products and specialty products focused on animal nutrition, chemicals and commercial products. Our well-recognized brands include ARM & HAMMER® baking soda, cat litter, laundry detergent, carpet deodorizer and other baking soda-based products; OXICLEAN® stain removers, cleaning solutions, laundry detergents and bleach alternatives; BATISTE® dry shampoo; WATERPIK® water flossers; THERABREATH® oral care products; HERO® acne treatment products; TOUCHLAND® hand sanitizers; TROJAN® condoms, lubricants and vibrators; FIRST RESPONSE® home pregnancy and ovulation test kits; NAIR® depilatories; ORAJEL® oral analgesic; XTRA® laundry detergent; ZICAM® cold shortening and relief products and MISS MOUTH'S® stain removers. Seven of those brands are designated as "power brands" because they compete in large categories, and we believe they have the potential for significant global expansion. Those seven brands are ARM & HAMMER®; OXICLEAN®; BATISTE®; WATERPIK®; THERABREATH®; HERO® and TOUCHLAND® and represent approximately 70% of our net sales and profits.

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

U.S. Tariffs

On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were unlawful but did not establish a process for issuing refunds. U.S. Customs and Border Protection (“CBP”) launched its program to administer phase I and phase II refund requests in April 2026 and June 2026, respectively. A process to administer refund requests for phase III has not been established. We have paid approximately $23.0 in IEEPA tariffs, and have not yet recognized any recovery in our consolidated financial statements as of June 30, 2026. However, we are entitled to approximately $15.0 in phase II refunds that we expect to receive in the second half of 2026 with the remaining amount being phase III. The Company will invest these proceeds in consumer-facing activities and to offset inflationary pressures.

Miss Mouth's Acquisition

On May 28, 2026, we completed the acquisition of the Miss Mouth's Messy Eater® brand ("Miss Mouth's"). We paid $300.0 cash at closing and deferred payment of $25.0 of the purchase price with $15.0 expected to be paid later in 2026 related to required post-closing activities of the Seller. The remaining amount relates to certain indemnity obligations with, $4.0 payable in the second quarter of 2029, and $6.0 payable in the second quarter of 2031. The Miss Mouth's acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. Miss Mouth's annual net sales for the year ended December 31, 2025 were approximately $80.0.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	June 30, 2026	Prior Year	June 30, 2025
Net Sales	$1,530.0	1.6%	$1,506.3
Gross Profit	$693.9	7.2%	$647.0
Gross Margin	45.4%	240 basis points	43.0%
Marketing Expenses	$165.3	5.2%	$157.1
Percent of Net Sales	10.8%	40 basis points	10.4%
Selling, General & Administrative Expenses	$252.2	10.5%	$228.2
Percent of Net Sales	16.5%	140 basis points	15.1%
Income from Operations	$276.4	5.6%	$261.7
Operating Margin	18.1%	60 basis points	17.5%
Net income per share - Diluted	$0.85	9.0%	$0.78

	Six Months Ended	Change vs.	Six Months Ended
	June 30, 2026	Prior Year	June 30, 2025
Net Sales	$2,999.3	0.9%	$2,973.4
Gross Profit	$1,375.3	5.3%	$1,306.6
Gross Margin	45.9%	200 basis points	43.9%
Marketing Expenses	$304.7	3.7%	$293.7
Percent of Net Sales	10.2%	30 basis points	9.9%
Selling, General & Administrative Expenses	$503.2	10.4%	$455.9
Percent of Net Sales	16.8%	150 basis points	15.3%
Income from Operations	$567.4	1.9%	$557.0
Operating Margin	18.9%	20 basis points	18.7%
Net income per share - Diluted	$1.76	6.0%	$1.66

Net Sales

Net sales for the quarter ended June 30, 2026 were $1,530.0, an increase of $23.7 or 1.6% as compared to the same period in 2025. Net sales for the six months ended June 30, 2026 were $2,999.3, an increase of $25.9 or 0.9% over the comparable six month period of 2025. The components of the net sales increase are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consolidated	2026	2026
Product volumes sold(1)	4.3%	4.8%
Pricing/Product mix(2)	1.5%	0.6%
Foreign exchange rate fluctuations	0.4%	0.7%
Exit of product lines(3)	(7.4%)	(7.6%)
Acquisitions(4)	2.8%	2.4%
Net Sales increase	1.6%	0.9%

(1)
For the three and six months ended June 30, 2026, the volume change reflects increased product unit sales in all three segments.
(2)
For the three and six months ended June 30, 2026, price/mix was favorable in all three segments.
(3)
In the fourth quarter of 2025, we divested the VMS business. In the second quarter of 2025, we announced that we were exiting the Flawless, Spinbrush, and Waterpik showerhead businesses. The business exits were completed by the end of 2025.
(4)
In the second quarter of 2026, we completed the acquisition of Miss Mouth's. In the third quarter of 2025, we completed the acquisition of Touchland.

Gross Profit / Gross Margin

Our gross profit was $693.9 for the three months ended June 30, 2026, a $46.9 increase as compared to the same period in 2025. Gross margin increased 240 basis points (“bps”) in the second quarter of 2026 compared to the same period in 2025. Excluding one-time costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses in the prior year, gross margin increased 40 bps which includes favorable volume and mix of 180 bps, the impact of productivity programs of 150 bps, the mix benefits of acquisitions combined with the favorable impact of business exits of 110 bps, partially offset by the impact of higher manufacturing and logistics costs of 400 bps (including labor, commodities, tariffs and transportation costs).

Gross profit was $1,375.3 for the six months ended June 30, 2026, a $68.7 increase compared to the same period in 2025. Gross margin increased 200 bps in the first six months of 2026 compared to the same period in 2025. Excluding one-time costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses in the prior year, gross margin increased 100 bps which includes the impact of productivity programs of 160 bps, favorable volume and mix of 120 bps, benefits of the Touchland acquisition combined with the favorable impact of business exits of 110 bps, partially offset by the impact of higher manufacturing and logistics costs of 290 bps (including labor, commodities, tariffs and transportation costs).

Operating Expenses

Marketing expenses for the three months ended June 30, 2026 were $165.3, an increase of $8.2 or 5.2% as compared to the same period in 2025. Marketing expenses as a percentage of net sales in the second quarter of 2026 increased by 40 bps to 10.8% compared to 10.4% in the same period in 2025 due to 60 bps on higher expense from increased investment in our brands and new products, supporting our innovation initiatives and organic growth, offset by 20 bps of leverage on higher net sales. Marketing expenses for the six months ended June 30, 2026 were $304.7, an increase of $11.0 or 3.7% as compared to the same period in 2025. Marketing expenses as a percentage of net sales for the first six months of 2026 increased by 30 bps to 10.2% as compared to 9.9% in the same period in 2025 due to 40 bps on higher expense from increased investment in our brands and new products, supporting our innovation initiatives and organic growth, offset by 10 bps of leverage on higher net sales.

SG&A expenses were $252.2 in the second quarter of 2026, an increase of $24.0 or 10.5% as compared to the same period in 2025. SG&A as a percentage of net sales increased 140 bps to 16.5% in the second quarter of 2026 as compared to 15.1% in the same period in 2025. The increase reflects 160 bps of acquisition-related expenses from the Touchland and Miss Mouth's acquisitions and focused investments in new growth initiatives, e-commerce and our international business, offset by 20 bps of leverage associated with higher sales. SG&A expenses for the first six months of 2026 were $503.2, an increase of $47.3 or 10.4% as compared to the same period in 2025. SG&A as a percentage of net sales increased 150 bps to 16.8% in the first six months of 2026 compared to 15.3% in 2025. The increase reflects 160 bps of acquisition-related expenses from the Touchland and Miss Mouth's acquisitions and focused investments in new growth initiatives, e-commerce and our international business, offset by 10 bps of leverage associated with higher sales.

Income from Operations

Operating margin increased 60 basis points to 18.1% for the three months ended June 30, 2026, as compared to 17.5% in the same period in 2025. Operating margin increased 20 basis points to 18.9% for the six months ended June 30, 2026, as compared to 18.7% in the same period in 2025.

Nonoperating Expenses

Interest income for the three and six months ended June 30, 2026 decreased $7.8 and $14.6 to $1.4 and $3.9 as compared to the same period in 2025 due to lower investment income from lower average cash balances.

Interest expense for the three and six months ended June 30, 2026 increased $0.7 and $1.4 to $24.2 and $48.2 respectively, as compared to the same period in 2025.

Other income (expense) was nominal for the three and six months ended June 30, 2026 and 2025.

Income Taxes

The effective tax rate for the three months ended June 30, 2026 was 20.8%, compared to 23.8% in the same period in 2025. The effective tax rate for the six months ended June 30, 2026 was 20.7%, compared to 22.8% in the same period in 2025. The decrease for both the three and six month periods was primarily due to our continued tax planning initiatives.

Diluted EPS

We reported diluted net earnings per share for the three months ended June 30, 2026 of $0.85, an increase of approximately 9.0% from diluted net earnings per share of $0.78 for the three months ended June 30, 2025. We reported diluted net earnings per share for the six months ended June 30, 2026 of $1.76, an increase of approximately 6.0% from diluted net earnings per share of $1.66 for the six months ended June 30, 2025. Diluted net earnings per share for three and six months ended June 30, 2025 include charges related to exiting the Flawless, Spinbrush and Waterpik showerhead businesses.

Segment results

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational structure.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty products

Segment net sales and income from operations for the three and six months ended June 30, 2026 and June 30, 2025 are as follows. In 2025, we exited the VMS, Flawless, Spinbrush and Waterpik showerhead businesses.

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
Second Quarter 2026	$1,155.8	$297.5	$76.7	$1,530.0
Second Quarter 2025	1,154.1	277.6	74.6	1,506.3
First Six Months of 2026	$2,273.5	$571.4	$154.4	$2,999.3
First Six Months of 2025	2,283.9	539.5	150.0	2,973.4

Income from Operations
Second Quarter 2026	$223.4	$41.6	$11.4	$276.4
Second Quarter 2025	217.4	32.4	11.9	261.7
First Six Months of 2026	$463.6	$81.5	$22.3	$567.4
First Six Months of 2025	462.2	70.1	24.7	557.0

Product line revenues from external customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Household Products	$662.0	$650.0	$1,303.6	$1,264.9
Personal Care Products	493.8	504.1	969.9	1,019.0
Total Consumer Domestic	1,155.8	1,154.1	2,273.5	2,283.9
Total Consumer International	297.5	277.6	571.4	539.5
Total SPD	76.7	74.6	154.4	150.0
Total Consolidated Net Sales	$1,530.0	$1,506.3	$2,999.3	$2,973.4

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin and hair care products, and cold and remedy products.

Consumer Domestic

Consumer Domestic net sales in the second quarter of 2026 were $1,155.8, an increase of $1.7 or 0.1% as compared to the same period in 2025. Consumer Domestic net sales for the six months ended June 30, 2026 were $2,273.5, a decrease of $10.4 or 0.5% as compared to the same period in 2025. The components of the net sales change were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer Domestic	2026	2026
Product volumes sold	3.6%	4.6%
Pricing/Product mix	1.5%	0.7%
Exit of product lines (1)	(8.4%)	(8.7%)
Acquisitions(2)	3.4%	2.9%
Net Sales increase(decrease)	0.1%	(0.5)%

(1)
In the fourth quarter of 2025, we divested the VMS business. In the second quarter of 2025, we announced that we were exiting the Flawless, Spinbrush, and Waterpik showerheads businesses. The business exits were completed by the end of 2025.
(2)
The Miss Mouth's acquisition is included in our results since May 28, 2026, the date of acquisition. The Touchland acquisition is included in our results since July 16, 2025, the date of acquisition.

Net sales excluding business exits and the acquisitions of Touchland and Miss Mouth's increased for the three months ended June 30, 2026, reflecting growth from THERABREATH® mouth wash and toothpaste, HERO® acne treatment products, ARM & HAMMER® Cat Litter, and ZICAM® cold shortening and relief products. Net sales excluding business exits and the acquisitions of Touchland and Miss Mouth's, increased for the six months ended June 30, 2026, reflecting growth from THERABREATH® mouth wash and toothpaste, ARM & HAMMER® Cat Litter, HERO® acne treatment products, and ZICAM® cold shortening and relief products.

Consumer Domestic income from operations for the second quarter of 2026 was $223.4, an increase of $6.0 as compared to the second quarter of 2025. The prior year included one-time costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $47.2. In the current year, strong organic sales growth across household and personal care, plus sales volume from the Touchland and Miss Mouth's acquisitions, partially offset by the sales impact from the exited businesses, contributed $21.5. Consumer Domestic also realized the benefit of productivity programs of $19.5 and favorable price/mix of $14.5. These benefits were partially offset by inflation, including Middle East conflict-related commodity and transportation costs of $56.4, as well as higher SG&A expenses of $37.7 reflecting acquisition-related costs from Touchland and Miss Mouth's and higher marketing expenses of $3.0.

Consumer Domestic income from operations for the six-month period ended June 30, 2026, was $463.6, a $1.4 increase as compared to the first six months of 2025. The prior year included costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $47.2. In the current year, the increase was impacted by higher sales volumes, including the Touchland and Miss Mouth's acquisitions of $38.8, the benefit of productivity programs of $38.6, favorable price/mix of $14.3 and lower marketing expenses of $0.7, partially offset by inflation, including Middle East conflict-related commodity and transportation costs of $85.7 and higher SG&A expenses of $52.9 reflecting acquisition-related costs from Touchland and Miss Mouth's.

Consumer International

Consumer International net sales were $297.5 in the second quarter of 2026, an increase of $19.9 or 7.2% as compared to the same period in 2025. Consumer International net sales in the first six months of 2026 were $571.4, an increase of $31.9 or 5.9% as compared to the same period in 2025. The components of the net sales change were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - Consumer International	2026	2026
Product volumes sold	7.3%	6.4%
Pricing/Product mix	1.8%	0.1%
Foreign exchange rate fluctuations	2.1%	3.8%
Exit of product lines (1)	(5.0%)	(5.4%)
Acquisitions(2)	1.0%	1.0%
Net Sales increase	7.2%	5.9%

(1)
In the fourth quarter of 2025, we divested the VMS business. In the second quarter of 2025, we announced that we were exiting the Flawless, Spinbrush, and Waterpik showerheads businesses. The business exits were completed by the end of 2025.
(2)
The Touchland acquisition is included in our results since July 16, 2025, the date of acquisition.

Net sales excluding business exits, the acquisition of Touchland and changes in foreign exchange rates increased in the second quarter ended June 30, 2026. The increase was primarily driven by THERABREATH® mouth wash and HERO® acne treatment products in the Global Markets Group ("GMG") and the subsidiary markets, BATISTE® dry shampoo in GMG, Europe, and Canada, and STERIMAR® nasal congestion relief in GMG. Net sales excluding business exits, the acquisition of Touchland and changes in foreign exchange rates increased in the six months ended June 30, 2026. The increase was primarily driven by THERABREATH® mouth wash, BATISTE® dry shampoo and HERO® acne treatment products in the Global Markets Group, and HERO® acne treatment products and BATISTE® dry shampoo in the UK, Germany, and Canada.

Consumer International income from operations was $41.6 in the second quarter of 2026, an increase of $9.2 as compared to the second quarter of 2025. The prior year included costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $3.8. In the current year, Consumer International income from operations benefited from strong organic sales growth across the portfolio, plus sales volume from the Touchland acquisition. Partially offsetting these volume benefits is the sales impact from the exited businesses. In total, increased sales volumes and changes in mix, primarily from the exited businesses, resulted in a net benefit of $8.7. Consumer International also experienced favorable price/mix of $8.9 and favorable foreign exchange rates of $1.9. These benefits were partially offset by higher SG&A expenses of $7.0 reflecting acquisition-related costs from Touchland, higher marketing expenses of $5.4 to support growth, and higher manufacturing and distribution expenses of $2.2.

Consumer International income from operations for the first six months of 2026 was $81.5, an $11.4 increase as compared to the same period in 2025. The prior year included costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $3.8. In the current year, the increase is due primarily to the impact of strong organic sales volumes across the portfolio, plus sales volume from the Touchland acquisition of $15.1, favorable foreign exchange rates of $9.5, a favorable price/mix of $5.6 and lower manufacturing and distribution expenses of $3.3, partially offset by higher SG&A expenses of $14.3 reflecting acquisition-related costs from Touchland, and higher marketing expenses of $11.8 to support growth.

Specialty Products (“SPD”)

SPD net sales were $76.7 in the second quarter of 2026, an increase of $2.1 or 2.8% as compared to the same period in 2025. SPD net sales were $154.4 for the first six months of 2026, an increase of $4.4, or 2.9% as compared to the same period in 2025. The components of the net sales change were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Net Sales - SPD	2026	2026
Product volumes sold	1.3%	1.7%
Pricing/Product mix	1.5%	1.2%
Net Sales increase	2.8%	2.9%

Net sales increased in the three and six months ended June 30, 2026 primarily due to growth in our sodium bicarbonate and animal nutrition businesses.

SPD income from operations was $11.4 in the second quarter of 2026, a decrease of $0.5 compared to the second quarter of 2025 due to unfavorable manufacturing costs of $2.3 and higher SG&A expenses of $1.4, partially offset by higher sales volumes of $1.7, favorable price/mix of $1.1, and lower marketing expenses of $0.2. SPD income from operations was $22.3 in the first six months of 2026, a decrease of $2.4 as compared to the same period in 2025 due to higher SG&A expenses of $3.7 and unfavorable manufacturing costs of $3.4, partially offset by higher sales volumes of $2.2, favorable price/mix of $1.9, and lower marketing expenses of $0.5.

Equity in Earnings of Affiliates

Equity in earnings of affiliates represents the results of Armand in the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, we had $254.8 in cash and cash equivalents, and approximately $1,943.0 available through our revolving credit facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

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

We have $228.9 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2026.

On January 28, 2026, the Board declared a 4.2% increase in the regular quarterly dividend from $0.295 to $0.3075 per share (equivalent to an annual dividend of $1.23 per share) payable to stockholders of record as of February 13, 2026. The increase raises the annualized dividend payout from $287.0 to approximately $291.0.

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

Cash Flow Analysis

	Six Months Ended
	June 30,	June 30,
	2026	2025
Net cash provided by operating activities	$461.6	$416.5
Net cash used in investing activities	$(361.9)	$(39.6)
Net cash used in financing activities	$(251.7)	$(426.8)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the six months ended June 30, 2026 increased by $45.1 to $461.6 as compared to $416.5 in the same period in 2025 due to a decrease in working capital and an increase in cash earnings (net income adjusted for non-cash items). The decrease in working capital is primarily related to higher accounts payable as we extend payment terms with certain vendors, partially offset by higher inventory purchases to support growth. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended June 30, 2026 and 2025:

	Quarter ended as of
	June 30, 2026	June 30, 2025(1)	Change
Days of sales outstanding in accounts receivable ("DSO")	35	36	(1)
Days of inventory outstanding ("DIO")	63	69	(6)
Days of accounts payable outstanding ("DPO")	(81)	(77)	(4)
Cash conversion cycle	17	28	(11)

(1)
The June 30, 2025 cash conversion cycle calculation was revised to reflect a quarter-to-quarter four-period average method.

The cash conversion cycle (defined as the sum of DSO and DIO less DPO) is calculated using a quarter-to-quarter four-period average method. The decrease in DIO is primarily attributable to enhanced inventory management initiatives. The increase in DPO is primarily related to extending payment terms with certain vendors. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first six months of 2026 was $361.9, primarily reflecting $300.0 for the Miss Mouth's acquisition and $61.8 for additions to property, plant, and equipment. Net cash used in investing activities during the first six months of 2025 was $39.6, primarily reflecting $39.0 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first six months of 2026 was $251.7, primarily attributable to $180.5 of business acquisition liability payments and $145.8 of cash dividend payments, partially offset by $49.9 of net commercial paper borrowings and $30.8 of proceeds from stock option exercises. Net cash used in financing activities during the first six months of 2025 was $426.8, reflecting $300.0 of share repurchases, $145.0 of cash dividend payments and $5.9 related to the payment of a business acquisition liability, partially offset by $26.6 of proceeds from stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II in the Form 10-K. There have been no material changes in the Company's market-risk exposures since December 31, 2025.

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

b) Change in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, we completed the implementation of a new enterprise resource planning system ("ERP") in North America.

Inclusive of the ERP implementation noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurring during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2026, the Company did not repurchase any shares of Common Stock pursuant to its share repurchase programs. The following table contains information for shares repurchased during the second quarter of 2026, all of which consisted solely of shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

There remains $228.9 of share repurchase availability under the 2021 Share Repurchase Program as of June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
4/1/2026 to 4/30/2026	-	$-	-	$228,905,959
5/1/2026 to 5/31/2026	-	-	-	$228,905,959
6/1/2026 to 6/30/2026	6,646	95.73	-	$228,905,959
Total	6,646	$95.73	-

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Index

	(3.1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on July 31, 2020.

	(3.2)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 30, 2021.

	(3.3)	Amendment to the Company’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 6, 2024.

	(3.4)	By-laws of the Company, amended and restated as of April 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 28, 2023.

	(10.1)

Church & Dwight Co., Inc. Employee Stock Purchase Plan, as approved by the Company’s stockholders on April 27, 2023, and amended and restated as of April 4, 2026, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May1, 2026.

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	July 31, 2026	/s/ Lee B. McChesney
LEE B. MCCHESNEY
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	July 31, 2026	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)