Form 10-Q
period 2026-09-30
CHURCH & DWIGHT CO INC /DE/
filed 2026-10-30
CIK 313927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of October 28, 2026, there were 236,032,052 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

PART II

1.	Legal Proceedings	36

1A.	Risk Factors	36

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

5.	Other Information	38

6.	Exhibits	39

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net Sales	$1,602.1	$1,585.6	$4,601.4	$4,559.0
Cost of sales	852.7	871.2	2,476.7	2,538.0
Gross Profit	749.4	714.4	2,124.7	2,021.0
Marketing expenses	190.7	202.9	495.4	496.6
Selling, general and administrative expenses	267.3	256.9	770.5	712.8
Income from Operations	291.4	254.6	858.8	811.6
Equity in earnings of affiliates	2.7	2.2	7.7	6.6
Interest income	2.7	2.9	6.6	21.4
Interest expense	(24.1)	(23.8)	(72.3)	(70.6)
Other income (expense), net	(0.8)	0.3	(0.4)	(0.2)
Income before Income Taxes	271.9	236.2	800.4	768.8
Income taxes	59.7	54.0	169.1	175.5
Net Income	$212.2	$182.2	$631.3	$593.3

Weighted average shares outstanding - Basic	237.1	241.8	236.8	244.1
Weighted average shares outstanding - Diluted	238.7	243.2	238.4	245.9
Net income per share - Basic	$0.89	$0.75	$2.67	$2.43
Net income per share - Diluted	$0.89	$0.75	$2.65	$2.41
Cash dividends per share	$0.31	$0.30	$0.93	$0.89

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net Income	$212.2	$182.2	$631.3	$593.3
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(0.7)	(2.8)	(5.2)	20.4
Defined benefit plan adjustments gain (loss)	0.0	0.0	(0.4)	0.4
Income (loss) from derivative agreements	2.3	1.2	12.6	(9.9)
Other comprehensive (loss) income	1.6	(1.6)	7.0	10.9
Comprehensive income	$213.8	$180.6	$638.3	$604.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$446.9	$409.0
Accounts receivable, less allowances of $3.6 and $3.7	635.2	593.4
Inventories	632.3	534.8
Other current assets	58.0	59.8
Total Current Assets	1,772.4	1,597.0

Property, Plant and Equipment, Net	834.8	822.8
Equity Investment in Affiliates	11.9	10.3
Trade Names and Other Intangibles, Net	3,705.9	3,511.5
Goodwill	2,665.8	2,627.5
Other Assets	348.1	343.3
Total Assets	$9,338.9	$8,912.4

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$424.7	$0.0
Accounts payable	806.1	732.4
Accrued expenses and other liabilities	567.3	583.0
Business acquisition and divestiture liabilities	9.0	178.9
Income taxes payable	44.8	3.4
Total Current Liabilities	1,851.9	1,497.7

Long-term Debt	1,782.2	2,205.1
Deferred Income Taxes	894.6	886.9
Deferred and Other Long-term Liabilities	326.2	320.5
Total Liabilities	4,854.9	4,910.2

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $1.00 par value, Authorized 2,500,000 shares; none issued	0.0	0.0
Common Stock, $1.00 par value, Authorized 600,000,000 shares and 293,967,304 shares issued as of September 30, 2026 and 293,709,982 shares issued as of December 31, 2025	294.0	293.7
Additional paid-in capital	702.3	625.1
Retained earnings	7,178.5	6,768.2
Accumulated other comprehensive loss	(12.9)	(19.9)
Common stock in treasury, at cost: 56,734,734 shares as of September 30, 2026 and 57,156,105 shares as of December 31, 2025	(3,677.9)	(3,664.9)
Total Stockholders' Equity	4,484.0	4,002.2
Total Liabilities and Stockholders' Equity	$9,338.9	$8,912.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash Flow From Operating Activities
Net Income	$631.3	$593.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	63.6	67.4
Amortization expense	129.2	114.2
Deferred income taxes	4.4	31.7
Business exit related impairments	0.0	51.0
Equity in net earnings of affiliates	(7.7)	(6.6)
Distributions from unconsolidated affiliates	6.2	6.8
Non-cash compensation expense	60.5	44.2
Other	5.6	14.0
Subtotal	893.1	916.0
Change in assets and liabilities:
Accounts receivable	(45.9)	17.5
Inventories	(98.2)	(3.3)
Other current assets	(4.1)	1.7
Accounts payable	83.2	39.8
Accrued expenses	(26.4)	(83.3)
Income taxes payable	58.7	(13.4)
Other operating assets and liabilities, net	(19.2)	(23.0)
Change in Working Capital	(51.9)	(64.0)
Net Cash Provided By Operating Activities	841.2	852.0
Cash Flow From Investing Activities
Additions to property, plant and equipment	(91.6)	(67.2)
Acquisition, net of cash acquired	(300.0)	(656.4)
Payment of business acquisition liabilities	(10.0)	0.0
Other	(1.1)	(1.7)
Net Cash Used In Investing Activities	(402.7)	(725.3)
Cash Flow From Financing Activities
Payment of cash dividends	(219.6)	(216.4)
Purchase of treasury stock	(37.1)	(600.0)
Payment of business acquisition liabilities	(180.5)	(5.9)
Proceeds from stock options exercised	46.9	33.1
Other stock award activity	(5.8)	0.0
Other	(1.8)	(4.7)
Net Cash Used In Financing Activities	(397.9)	(793.9)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	8.4
Net Change In Cash and Cash Equivalents	37.9	(658.8)
Cash and Cash Equivalents at Beginning of Period	409.0	964.1
Cash and Cash Equivalents at End of Period	$446.9	$305.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash paid during the period for:
Interest (net of amounts capitalized)	$63.1	$61.7
Income taxes	$106.0	$157.1
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment expenditures included in Accounts Payable	$9.7	$21.2

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CHURCH & DWIGHT CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Number of Shares		Amounts
	Common Stock	Treasury Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2026	293.7	(57.2)	$293.7	$625.1	$6,768.2	$(19.9)	$(3,664.9)	$4,002.2
Net income	0.0	0.0	0.0	0.0	216.3	0.0	0.0	216.3
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	3.3	0.0	3.3
Cash dividends	0.0	0.0	0.0	0.0	(72.9)	0.0	0.0	(72.9)
Stock based compensation expense and stock option plan transactions	0.0	0.4	0.0	29.0	(0.1)	0.0	8.2	37.1
March 31, 2026	293.7	(56.8)	$293.7	$654.1	$6,911.5	$(16.6)	$(3,656.7)	$4,186.0

Net income	0.0	0.0	0.0	0.0	202.8	0.0	0.0	202.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1
Cash dividends	0.0	0.0	0.0	0.0	(72.9)	0.0	0.0	(72.9)
Stock based compensation expense and stock option plan transactions	0.0	0.2	0.0	22.8	(1.1)	0.0	8.1	29.8
June 30, 2026	293.7	(56.6)	$293.7	$676.9	$7,040.3	$(14.5)	$(3,648.6)	$4,347.8
Net income	0.0	0.0	0.0	0.0	212.2	0.0	0.0	212.2
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	1.6	0.0	1.6
Cash dividends	0.0	0.0	0.0	0.0	(73.8)	0.0	0.0	(73.8)
Stock purchases	0.0	(0.4)	0.0	0.0	0.0	0.0	(37.1)	(37.1)
Stock based compensation expense and stock option plan transactions	0.3	0.3	0.3	25.4	(0.2)	0.0	7.8	33.3
September 30, 2026	294.0	(56.7)	$294.0	$702.3	$7,178.5	$(12.9)	$(3,677.9)	$4,484.0

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

The Company incurred research and development expenses in the third quarter of 2026 and 2025 of $36.4 and $36.2, respectively. The Company incurred research and development expenses in the first nine months of 2026 and 2025 of $101.9 and $104.8, respectively. These expenses are included in selling, general and administrative (“SG&A”) expenses.

2.
New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adoption on the Company’s related disclosures.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.
Inventories

Inventories consist of the following:

	September 30,	December 31,
	2026	2025
Raw materials and supplies	$135.6	$143.7
Work in process	28.0	35.0
Finished goods	468.7	356.1
Total	$632.3	$534.8

4.
Property, Plant and Equipment, Net (“PP&E”)

PP&E consists of the following:

	September 30,	December 31,
	2026	2025
Land	$29.7	$16.0
Buildings and improvements	358.0	367.5
Machinery and equipment	910.6	911.1
Software	140.7	138.9
Office equipment and other assets	136.2	131.6
Construction in progress	182.9	131.9
Gross PP&E	1,758.1	1,697.0
Less accumulated depreciation	923.3	874.2
Net PP&E	$834.8	$822.8

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Depreciation expense on PP&E	$20.0	$22.3	$63.6	$67.4

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

The following table sets forth a reconciliation of the weighted average number of shares of Common Stock outstanding to the weighted average number of shares outstanding on a diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	237.1	241.8	236.8	244.1
Dilutive effect of stock awards	1.6	1.4	1.6	1.8
Weighted average common shares outstanding - diluted	238.7	243.2	238.4	245.9
Antidilutive stock awards outstanding	2.8	2.1	2.9	2.1

6.
Stock Based Compensation Plans

The Company's Long-Term Incentive Program (“LTIP”) provides employees with an award of stock options and grants of restricted stock units (“RSUs”), and grants of performance share units (“PSUs”). Awards are granted in the first quarter of each year. The Company recognizes the grant-date fair value for each of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period. For employees and directors that meet retirement eligibility requirements, the expense related to share-based compensation is recognized on the date of grant as there is no future service period required for the awards to vest.

Stock Options

The following table provides a summary of option activity:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise Price	Term	Intrinsic
	Options	(per share)	(in Years)	Value
Outstanding at December 31, 2025	8.8	$81.83
Granted	0.9	103.49
Exercised	(0.6)	64.41
Cancelled	(0.1)	101.00
Outstanding at September 30, 2026	9.0	$84.98	5.5	$112.6
Exercisable at September 30, 2026	6.2	$76.07	4.1	$112.4

The following table provides information regarding the intrinsic value of stock options exercised and stock compensation expense related to stock option awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Intrinsic Value of Stock Options Exercised	$6.5	$1.9	$22.9	$22.6
Stock Compensation Expense Related to Stock Option Awards	$4.7	$4.5	$18.1	$22.5
Issued Stock Options	0.0	0.0	0.9	1.0
Weighted Average Fair Value of Stock Options issued (per share)	$0.0	$0.0	$28.71	$32.92
Fair Value of Stock Options Issued	$0.0	$0.0	$25.0	$34.8

The following table provides a summary of the assumptions used in the valuation of issued stock options:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Risk-free interest rate	N/A	N/A	3.8%	4.2%
Expected life in years	N/A	N/A	6.7	7.0
Expected volatility	N/A	N/A	22.5%	22.6%
Dividend yield	N/A	N/A	1.2%	1.1%

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

The following table provides a summary of RSU activity:

		Weighted
		Average Grant
		Date Fair Value
	Shares	(per award)
Outstanding at December 31, 2025	0.3	$100.40
Granted	0.2	94.51
Vested	(0.2)	96.62
Outstanding at September 30, 2026	0.3	$98.50

In connection with the Touchland acquisition, Touchland’s founder was granted rights to receive shares of our common stock valued at $50.0, with 50% of such shares vesting at each of the first and second year anniversaries of the closing, including 257,322 shares which vested in Q3 2026. The value of common stock received by Touchland's founder is recognized as a compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. The restricted stock expense associated with the Touchland acquisition for the three and nine months ended September 30, 2026 was $6.3 and $18.9, respectively, and was $5.2 for the three and nine months ended September 30, 2025. The expense is included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Income and in the non-cash compensation expense caption in the Condensed Consolidated Statement of Cash Flows. Refer to Note 10-Acquisitions for additional details.

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

The following table provides a summary of PSU activity:

		Weighted
		Average Grant
		Date Fair Value
	Shares	(per award)
Outstanding at December 31, 2025	0.1	$106.52
Granted	0.6	95.01
Outstanding at September 30, 2026	0.7	$96.97

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted by the Board in February 2023 and became effective in April 2023 upon approval by the Company’s stockholders, and was most recently amended and restated effective April 4, 2026. A total of 750,000 shares of Common Stock have been reserved for issuance under the ESPP. The ESPP, which is intended to be an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, permits eligible employees to purchase Common Stock through after-tax payroll deductions. Currently, the purchase price under the ESPP is 85% of the fair market value of our Common Stock on the last trading day of the applicable quarterly purchase period. The maximum value of Common Stock that an eligible employee may purchase each calendar year is the lesser of 10% of an eligible employee’s annual pay and $25,000. There are four purchase periods in each calendar year under the ESPP, which begin on the first business day of each calendar quarter and end on the last business day of each calendar quarter. The first purchase period commenced in January 2025. There are 686,006 shares of Common Stock remaining as of September 30, 2026 that are reserved for issuance under the ESPP. As of December 31, 2025, there were 660,582 shares of Common Stock reserved for issuance under the ESPP.

7.
Share Repurchases

On October 28, 2021, the Board authorized the Company’s share repurchase program, under which the Company may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. As of September 30, 2026, there remained $228.9 of share repurchase availability under the 2021 Share Repurchase Program.

On October 27, 2026, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1,000.0 of its common stock (the "2026 Share Repurchase Program"). The 2026 Share Repurchase Program has no expiration date and replaces the Company's 2021 Share Repurchase Program.

The 2021 and 2026 Share Repurchase Programs did not modify the Company’s evergreen share repurchase program, authorized by the Board on January 29, 2014, under which the Company may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

During the third quarter of 2026, the Company executed open market purchases of 0.4 million shares for $37.1, inclusive of fees, of which all 0.4 million shares were purchased under the evergreen program. The shares were purchased at an average share price of $94.91 and the Company used cash on hand to fund the open market purchases. In October 2026, the Company executed open market purchases of 1.4 million shares for $130.2, inclusive of fees, of which all 1.4 million shares were purchased under the evergreen program. These shares were purchased at an average share price of $94.41 and the Company used cash on hand to fund the open market purchases.

8.
Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2026 and December 31, 2025:

		September 30, 2026		December 31, 2025
	Input	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash equivalents	Level 1	$213.4	$213.4	$217.5	$217.5
Financial Liabilities:
3.15% Senior notes due August 1, 2027	Level 2	425.0	418.6	424.9	420.1
2.3% Senior notes due December 15, 2031	Level 2	399.6	340.1	399.5	355.4
5.6% Senior notes due November 15, 2032	Level 2	499.4	499.6	499.3	532.3
3.95% Senior notes due August 1, 2047	Level 2	397.9	288.9	397.9	318.4
5.00% Senior notes due June 15, 2052	Level 2	499.9	414.1	499.9	457.3

The Company recognizes transfers between input levels as of the actual date of the event. There were no transfers between input levels during the nine months ended September 30, 2026 and 2025.

Refer to Note 2 in the Form 10-K for a description of the methods and assumptions used to estimate the fair value of each class of financial instruments reflected in the Condensed Consolidated Balance Sheets.

The carrying amounts of Accounts Receivable, Accounts Payable, and Accrued Expenses and Other Liabilities, approximated estimated fair values as of September 30, 2026 and December 31, 2025.

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

The notional amount of a derivative instrument is the nominal or face amount used to calculate payments made on that instrument. Notional amounts are presented in the following table:

	Notional	Notional
	Amount	Amount
	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign exchange contracts	$341.8	$438.2
Diesel fuel contracts	1.1 gallons	4.5 gallons
Commodities contracts	11.4 pounds	43.6 pounds
Net Investment hedge(1)	$0.0	$25.0
Derivatives not designated as hedging instruments
Foreign exchange contracts	$5.1	$2.4
Equity derivatives	$12.2	$12.0

(1) The Net Investment hedge matured during the second quarter of 2026 and resulted in a gain of $2.4 recorded in Accumulated Other Comprehensive Income.

The fair values and amount of gain (loss) recognized in income and Other Comprehensive Income associated with the derivative instruments disclosed above did not have a material impact on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2026.

10.
Acquisitions

On May 28, 2026, the Company completed the acquisition of the Miss Mouth's Messy Eater® brand (“Miss Mouth's”). The Company paid $300.0 cash at closing and deferred payment of $25.0 of the purchase price with $10.0 paid in the third quarter of 2026 and an additional $5.0 expected to be paid in the fourth quarter of 2026 related to required post-closing activities of the seller. The remaining amount relates to certain indemnity obligations with $4.0 payable in the second quarter of 2029, and $6.0 payable in the second quarter of 2031. The Miss Mouth's acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. Miss Mouth's annual net sales for the year ended December 31, 2025 were approximately $80.0.

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

On July 16, 2025, the Company completed the acquisition of Touchland Holding Corp ("Touchland"), the developer of TOUCHLAND® hand sanitizer products. The Company paid $656.0, net of cash acquired, at closing and entered into an agreement to pay an additional amount based on 2025 net sales thresholds which resulted in a cash payment of $158.7 in April 2026. In addition, the Company granted rights to Touchland’s founder to receive shares of our Common Stock valued at $50.0, with 50% of such shares vesting at each of the first- and -second-year anniversaries of the closing. The value of Common Stock received by Touchland's founder is recognized as compensation expense ratably over the two-year vesting period if the individual continues to be employed by the Company. A payment of $5.0 of the purchase price was deferred related to certain indemnification obligations provided by Touchland’s equity holders, which amount, to the extent not used in satisfaction of such indemnity obligations, is payable three years from the closing. The Touchland acquisition was financed with cash on hand and is managed in the Consumer Domestic and Consumer International segments. Touchland’s annual net sales for the year ended December 31, 2024 were approximately $115.0. The Company finalized the fair value of net assets acquired in the third quarter of 2026. Adjustments from preliminary fair values recorded were a reduction to acquired inventory and an increase to acquired other liabilities including estimates of pre-acquisition contingencies.

The fair values of the net assets as of the acquisition date are set forth as follows:

Accounts receivable	$9.3
Inventory	23.7
Other current assets	1.3
Property, plant and equipment	5.5
Other long-term assets	2.1
Trade name	730.0
Customer relationship intangible asset	32.8
Goodwill	224.3
Accounts payable, accrued expenses and other liabilities	(37.1)
Business acquisition liabilities - short-term	(141.9)
Deferred income taxes	(183.8)
Deferred and other long-term liabilities	(10.2)
Cash purchase price at closing (net of cash acquired)	$656.0

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

11.
Divestitures and Business Exits

Spinbrush Divestiture

On May 1, 2025, the Company announced that it would exit the Spinbrush business which resulted in a pre-tax loss of $21.2, of which $12.6 was recorded in Cost of Sales and $8.6 was recorded in SG&A expenses. In December 2025, the Company entered into an agreement to transfer all Spinbrush intellectual property to a third party for nominal consideration. The Company exited this business by the end of 2025. Net sales of the Spinbrush business were $53.6 in the year ended December 31, 2025.

Flawless Business Exit

On May 1, 2025, the Company announced that it would exit the Flawless business which resulted in a pre-tax loss of $17.6, of which $6.0 was recorded in Cost of Sales and $11.6 was recorded in SG&A expenses. The Company exited this business by the end of 2025. Net sales of the Flawless business were $29.3 in the year ended December 31, 2025.

Waterpik Showerheads Business Exit

On May 1, 2025, the Company announced that it would exit the Waterpik showerheads business which resulted in a pre-tax loss of $6.5 recorded in Cost of Sales. The Company exited this business by the end of 2025. Net sales of the Waterpik showerheads business were $35.5 in the year ended December 31, 2025.

VMS Divestiture

On December 9, 2025, the Company announced a definitive agreement to sell the VitaFusion and L’il Critters (“VMS”) brands to Piping Rock Health Products, Inc. ("Piping Rock"). The agreement included the VitaFusion and L’il Critters brands, relevant trademarks and licenses, and the Company's former manufacturing and distribution facilities in Vancouver and Ridgefield, Washington. The transaction closed on December 31, 2025 and included a short-duration transition services agreement ("TSA"). The

Company has a TSA-related receivable of $1.8 as of September 30, 2026, primarily for invoices paid on behalf of Piping Rock, net of cash collected from customers.

In connection with the agreement, the Company removed from the Consolidated Balance Sheet PP&E of $142.9, inventory of $54.0, goodwill of $12.6 and other net assets, including leases, of $9.3 and received net cash proceeds of $160.3. As a result of this transaction, the Company incurred a pre-tax charge of $58.5 (post-tax of $45.6) in the fourth quarter of 2025 which was included in Other income (expense), net in the Consolidated Statements of Income. The VMS brands represented less than 5% of the Company’s 2025 net sales.

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

Intangible Assets With a Useful Life

The following table provides information related to the carrying value of intangible assets with a useful life:

	September 30, 2026				December 31, 2025
	Gross			Amortization	Gross
	Carrying	Accumulated		Period	Carrying	Accumulated	Impairment
	Amount	Amortization	Net	(Years)	Amount	Amortization	Charges(1)	Net
Amortizable intangible assets:
Trade Names	$2,366.6	$(604.6)	$1,762.0	3-20	$2,113.4	$(562.1)	$(11.6)	$1,539.7
Customer Relationships	573.5	(360.1)	213.4	15-20	598.5	(365.2)	(0.7)	232.6
Patents/Formulas	200.7	(142.4)	58.3	4-20	205.6	(139.2)	0.0	66.4
Total	$3,140.8	$(1,107.1)	$2,033.7		$2,917.5	$(1,066.5)	$(12.3)	$1,838.7

(1) The $12.3 impairment charge relates to the Flawless trade name and Spinbrush customer relationship intangible asset, which had a gross value of $76.2 and accumulated amortization of $63.9 prior to full impairment. The impairments were a result of the Company's decision to exit these businesses.

Intangible amortization expense was $37.3 and $32.7 for the third quarter of 2026 and 2025, respectively. Intangible amortization expense amounted to $104.9 and $86.9 for the first nine months of 2026 and 2025, respectively. The Company estimates that intangible amortization expense will be approximately $142.0 in 2026 and approximately $149.0 declining to $135.0 annually over the next five years.

Goodwill

The carrying amount of goodwill is as follows:

	Consumer	Consumer	Specialty
	Domestic	International	Products	Total
Balance at December 31, 2025	$2,255.4	$237.2	$134.9	$2,627.5
Touchland Acquisition adjustments	17.8	0.0	0.0	17.8
Miss Mouth's Acquisition	20.5	0.0	0.0	20.5
Balance at September 30, 2026	$2,293.7	$237.2	$134.9	$2,665.8

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

The Company finalized the fair value of net assets acquired for the Touchland acquisition in the third quarter of 2026. Adjustments from preliminary fair values recorded were a reduction to acquired inventory and an increase to acquired other liabilities including estimates of pre-acquisition contingencies with a corresponding adjustment to goodwill.

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

A summary of the Company’s lease information is as follows:

		September 30,	December 31,
	Classification	2026	2025
Assets
Right of use assets	Other Assets	$154.2	$166.0

Liabilities
Current lease liabilities	Accrued Expenses and Other Liabilities	$25.4	$23.9
Long-term lease liabilities	Deferred and Other Long-term Liabilities	141.6	153.0
Total lease liabilities		$167.0	$176.9

Other information
Weighted-average remaining lease term (years)		7.0	7.4
Weighted-average discount rate		5.1%	5.2%

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Statement of Income
Lease cost(1)	$8.9	$10.5	$26.3	$31.5

Other information
Leased assets obtained in exchange for new lease liabilities net of modifications(2)	$1.4	$1.0	$8.0	$19.7
Cash paid for amounts included in the measurement of lease liabilities	$8.7	$10.7	$24.4	$31.9
(1)
Lease expense is included in Cost of sales or SG&A expenses based on the nature of the leased item. Short-term lease expense is excluded from this amount and is not material. The Company also has certain variable leases which are not material. The non-cash component of lease expense for the first nine months of 2026 and 2025 was $19.6 and $24.3, respectively, and is included in the Amortization caption in the Condensed Consolidated Statement of Cash Flows.
(2)
In April 2025, the Company extended the lease term at one of its leased warehouse facilities. This resulted in an increase to the Company’s right of use assets and corresponding lease liabilities of approximately $11.0 recorded in the second quarter of 2025.

The Company’s minimum annual rentals including reasonably assured renewal options under lease agreements are as follows:

Operating
Leases
2026	$8.6
2027	32.2
2028	28.1
2029	27.4
2030	27.0
2031 and thereafter	77.0
Total future minimum lease commitments	200.3
Less: Imputed interest	(33.3)
Present value of lease liabilities	$167.0

14.
Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Accounts payable	$806.1	$732.4
Accrued marketing and promotion costs	227.7	221.4
Accrued wages and related benefit costs	114.7	145.7
Other accrued current liabilities	233.9	394.8
Total	$1,382.4	$1,494.3

In 2015 and 2026, the Company initiated Supply Chain Finance programs (“SCF Programs”). Under the SCF Programs, qualifying suppliers may elect to sell their receivables from the Company for early payment. Participating suppliers negotiate their receivables sales arrangements directly with a third party. The Company is not a party to those agreements and does not have an economic interest in the suppliers' decisions to sell their receivables and has not been required to pledge any assets as security nor to provide any guarantee to third-party finance providers or intermediaries. The SCF Programs may allow suppliers to obtain more favorable terms than they could secure on their own. The terms of the Company's payment obligations are not impacted by a supplier’s participation in the SCF Programs. The Company's payment terms with suppliers are consistent between suppliers that elect to participate in the SCF Programs and those that do not participate. As a result, the SCF Programs does not have an impact to the Company's average days outstanding.

As of September 30, 2026 and December 31, 2025, the obligations outstanding related to the SCF Programs amounted to $143.6 and $84.7, respectively, and were recorded within Accounts Payable in the Condensed Consolidated Balance Sheets. Payments included in operating activities within the Company's Condensed Consolidated Statements of Cash Flows amounted to $362.4 and $298.9 for the nine months ended September 30, 2026 and 2025, respectively.

15.
Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2026	2025
Long-term debt
3.15% Senior notes due August 1, 2027	$425.0	$425.0
Less: Discount	0.0	(0.1)
2.3% Senior notes due December 15, 2031	400.0	400.0
Less: Discount	(0.4)	(0.5)
5.6% Senior notes due November 15, 2032	500.0	500.0
Less: Discount	(0.6)	(0.7)
3.95% Senior notes due August 1, 2047	400.0	400.0
Less: Discount	(2.1)	(2.1)
5.00% Senior notes due June 15, 2052	500.0	500.0
Less: Discount	(0.1)	(0.1)
Debt issuance costs, net	(14.9)	(16.4)
Total long-term debt	$2,206.9	$2,205.1
Less: Current maturities	(424.7)	0.0
Net long-term debt	$1,782.2	$2,205.1

16.
Accumulated Other Comprehensive Income (Loss)

The components of changes in accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Defined		Other
	Currency	Benefit	Derivative	Comprehensive
	Adjustments	Plans	Agreements	Income (Loss)
Balance at January 1, 2025	$(53.2)	$4.4	$17.9	$(30.9)
Other comprehensive income (loss) before reclassifications	20.4	0.5	(9.0)	11.9
Amounts reclassified to Condensed Consolidated Statement of Income (a)(b)	0.0	0.0	(4.4)	(4.4)
Tax benefit (expense)	0.0	(0.1)	3.5	3.4
Other comprehensive income (loss)	20.4	0.4	(9.9)	10.9
Balance at September 30, 2025	$(32.8)	$4.8	$8.0	$(20.0)

Balance at January 1, 2026	$(31.3)	$4.8	$6.6	$(19.9)
Other comprehensive income (loss) before reclassifications	(5.2)	(0.5)	16.6	10.9
Amounts reclassified to Condensed Consolidated Statement of Income (a) (b)	0.0	0.0	(0.1)	(0.1)
Tax benefit (expense)	0.0	0.1	(3.9)	(3.8)
Other comprehensive income (loss)	(5.2)	(0.4)	12.6	7.0
Balance at September 30, 2026	$(36.5)	$4.4	$19.2	$(12.9)

(a)
Amounts reclassified to Cost of sales, SG&A expenses or interest expense.
(b)
The Company reclassified a gain of $0.9 and a gain of $0.7 to the condensed consolidated statements of income during the three months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, the Company had commitments of approximately $336.9. These commitments include the purchase of raw materials, packaging supplies and services from its vendors at market prices to enable the Company to respond quickly to changes in customer orders or requirements, as well as costs associated with licensing and promotion agreements.

As of September 30, 2026, the Company had various guarantees and letters of credit totaling $11.2.

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

In connection with the May 28, 2026 Miss Mouth's acquisition, the Company deferred payment of $25.0 of the purchase price with $10.0 paid in the third quarter of 2026, and an additional $5.0 expected to be paid in the fourth quarter of 2026 related to required post-closing activities of the Seller. The remaining amount relates to certain indemnity obligations with, $4.0 payable in the second quarter of 2029, and $6.0 payable in the second quarter of 2031.

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

The Company also has equity in earnings of affiliates which is not reflected in a reportable segment. As of September 30, 2026, the Company held a 50% ownership interest in Armand Products Company (“Armand”). The Company’s equity in earnings of Armand totaled $2.7 and $2.2 for the three months ended September 30, 2026 and 2025 and $7.7 and $6.6 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following tables present financial information relating to the Company’s segments for the three months ended and nine months ended September 30, 2026 and 2025. In 2025, we exited the VMS, Flawless, Spinbrush and Waterpik showerhead businesses.

	Three Months Ended September 30, 2026
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,225.1	$297.4	$79.6	-	$1,602.1
Cost of sales	627.3	155.6	51.2	18.6	852.7
Gross Profit	597.8	141.8	28.4	(18.6)	749.4
Marketing expenses	139.6	50.6	0.5	-	190.7
Research and Development(2)	31.9	3.6	0.9	-	36.4
Selling, general and administrative expenses	176.9	56.5	16.1	(18.6)	230.9
Income from Operations	249.4	31.1	10.9	-	291.4

	Three Months Ended September 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$1,219.7	$290.1	$75.8	-	$1,585.6
Cost of sales	647.1	156.8	49.8	17.5	871.2
Gross Profit	572.6	133.3	26.0	(17.5)	714.4
Marketing expenses	152.6	49.5	0.8	-	202.9
Research and Development(2)	32.3	3.2	0.7	-	36.2
Selling, general and administrative expenses	170.6	51.8	15.8	(17.5)	220.7
Income from Operations	217.1	28.8	8.7	-	254.6

	Nine Months Ended September 30, 2026
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$3,498.6	$868.8	$234.0	-	$4,601.4
Cost of sales	1,820.5	455.1	147.5	53.6	2,476.7
Gross Profit	1,678.1	413.7	86.5	(53.6)	2,124.7
Marketing expenses	364.7	129.0	1.7	-	495.4
Research and Development(2)	89.6	9.7	2.6	-	101.9
Selling, general and administrative expenses	510.8	162.4	49.0	(53.6)	668.6
Income from Operations	713.0	112.6	33.2	-	858.8

	Nine Months Ended September 30, 2025
	Consumer Domestic	Consumer International	SPD	Consolidating Reclassification(1)	Total Consolidated
Net Sales	$3,503.6	$829.6	$225.8	-	$4,559.0
Cost of sales(3)	1,885.0	460.4	142.5	50.1	2,538.0
Gross Profit	1,618.6	369.2	83.3	(50.1)	2,021.0
Marketing expenses	378.4	115.7	2.5	-	496.6
Research and Development(2)	93.3	9.4	2.1	-	104.8
Selling, general and administrative expenses(4)	467.8	145.0	45.3	(50.1)	608.0
Income from Operations	679.1	99.1	33.4	-	811.6

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
(4)
In the first nine months of 2025, the results include $20.6 of non-cash charges related to impairments of intangible assets, primarily recorded in Consumer Domestic as a result of announcing that we were exiting the Flawless, Spinbrush and Waterpik showerhead businesses..

Other segment expenses for the three months ended and nine months ended September 30, 2026 and 2025 include the following:

	Consumer Domestic	Consumer International	SPD	Total Consolidated
Depreciation & Amortization
Third Quarter 2026	$56.5	$6.7	$2.4	$65.6
Third Quarter 2025	54.9	6.3	2.9	64.1

First Nine Months of 2026	$166.3	$19.2	$7.3	$192.8
First Nine Months of 2025	153.4	19.5	8.7	181.6

Product line revenues from external customers are as follows. In 2025, we exited the VMS, Flawless, Spinbrush and Waterpik showerhead businesses.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Household Products	$711.6	$646.7	$2,015.2	$1,911.6
Personal Care Products	513.5	573.0	1,483.4	1,592.0
Total Consumer Domestic	1,225.1	1,219.7	3,498.6	3,503.6
Total Consumer International	297.4	290.1	868.8	829.6
Total SPD	79.6	75.8	234.0	225.8
Total Consolidated Net Sales	$1,602.1	$1,585.6	$4,601.4	$4,559.0

Household Products include laundry, deodorizing and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin and hair care products, and cold and remedy products.

19.
Subsequent Events

Share Repurchase Authorization

On October 27, 2026, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1,000.0 of its common stock (the "2026 Share Repurchase Program"). The 2026 Share Repurchase Program has no expiration date and replaces the Company's 2021 Share Repurchase Program.

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

Middle East Conflict

The ongoing geopolitical conflict in the Middle East has disrupted global shipping routes, including the Strait of Hormuz and surrounding waterways, resulting in incremental inflationary pressure on certain commodities and transportation costs, as well as increased volatility in logistics and supply chain planning. While the situation remains fluid and unpredictable, we have implemented mitigation measures, including supplier diversification, alternative routing and incremental productivity programs. Based on current conditions, we believe we can mitigate a significant portion of these impacts in 2026.

U.S. International Emergency Economic Powers Act Tariffs

On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were unlawful but did not establish a process for issuing refunds. U.S. Customs and Border Protection (“CBP”) launched its program to administer phase I and phase II refund requests in April 2026 and June 2026, respectively. A process to administer refund requests for phase III was established in October 2026. We paid approximately $23.0 in IEEPA tariffs of which approximately $17.1 in phase II refunds have been received in the third quarter of 2026 and are reported as a reduction in cost of sales in the Company's Consolidated Statement of Income. The Company intends to invest refund proceeds in consumer-facing activities and to offset inflationary pressures.

Miss Mouth's Acquisition

On May 28, 2026, we completed the acquisition of the Miss Mouth's Messy Eater® brand ("Miss Mouth's"). We paid $300.0 cash at closing and deferred payment of $25.0 of the purchase price with $10.0 paid in the third quarter of 2026, and an additional $5.0 expected to be paid in the fourth quarter of 2026 related to required post-closing activities of the seller. The remaining amount relates to certain indemnity obligations with $4.0 payable in the second quarter of 2029, and $6.0 payable in the second quarter of 2031. The Miss Mouth's acquisition was financed with cash on hand and commercial paper borrowings and is managed in the Consumer Domestic segment. Miss Mouth's annual net sales for the year ended December 31, 2025 were approximately $80.0.

Share Repurchase Authorization

On October 27, 2026, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1,000.0 of its common stock (the "2026 Share Repurchase Program"). The 2026 Share Repurchase Program has no expiration date and replaces the Company's 2021 Share Repurchase Program.

Other

For additional discussion, please refer to Item 1A, Risk Factors, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Results of Operations

Consolidated results

	Three Months Ended	Change vs.	Three Months Ended
	September 30, 2026	Prior Year	September 30, 2025
Net Sales	$1,602.1	1.0%	$1,585.6
Gross Profit	$749.4	4.9%	$714.4
Gross Margin	46.8%	170 basis points	45.1%
Marketing Expenses	$190.7	-6.0%	$202.9
Percent of Net Sales	11.9%	-90 basis points	12.8%
Selling, General & Administrative Expenses	$267.3	4.0%	$256.9
Percent of Net Sales	16.7%	50 basis points	16.2%
Income from Operations	$291.4	14.5%	$254.6
Operating Margin	18.2%	210 basis points	16.1%
Non-operating Income (Expense)	$(19.5)	6.0%	$(18.4)
Effective Tax Rate	22.0%	-90 basis points	22.9%
Net income per share - Diluted	$0.89	18.7%	$0.75

	Nine Months Ended	Change vs.	Nine Months Ended
	September 30, 2026	Prior Year	September 30, 2025
Net Sales	$4,601.4	0.9%	$4,559.0
Gross Profit	$2,124.7	5.1%	$2,021.0
Gross Margin	46.2%	190 basis points	44.3%
Marketing Expenses	$495.4	-0.2%	$496.6
Percent of Net Sales	10.8%	-10 basis points	10.9%
Selling, General & Administrative Expenses	$770.5	8.1%	$712.8
Percent of Net Sales	16.7%	110 basis points	15.6%
Income from Operations	$858.8	5.8%	$811.6
Operating Margin	18.7%	90 basis points	17.8%
Non-operating Income (Expense)	$(58.4)	36.4%	$(42.8)
Effective Tax Rate	21.1%	-170 basis points	22.8%
Net income per share - Diluted	$2.65	10.0%	$2.41

Net Sales

Net sales for the quarter ended September 30, 2026 were $1,602.1, an increase of $16.5 or 1.0% as compared to the same period in 2025. Net sales for the nine months ended September 30, 2026 were $4,601.4, an increase of $42.4 or 0.9% over the comparable nine month period of 2025. The components of the net sales increase are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consolidated	2026	2026
Product volumes sold(1)	4.6%	4.7%
Pricing/Product mix(2)	0.5%	0.6%
Foreign exchange rate fluctuations	0.1%	0.5%
Exit of product lines(3)	(6.1%)	(7.2%)
Acquisitions(4)	1.9%	2.3%
Net Sales increase	1.0%	0.9%

(1)
For the three and nine months ended September 30, 2026, the volume change reflects increased product unit sales in all three segments.
(2)
For the three and nine months ended September 30, 2026, price/mix was favorable in the Consumer Domestic and SPD segments, partially offset by the Consumer International segment.

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

Gross Profit / Gross Margin

Our gross profit was $749.4 for the three months ended September 30, 2026, a $35.0 increase as compared to the same period in 2025. Gross margin increased 170 basis points (“bps”) in the third quarter of 2026 compared to the same period in 2025. The increase is due to the impact of productivity programs of 150 bps, favorable volume and mix of 50 bps, the mix benefits of acquisitions combined with the favorable impact of business exits of 160 bps, partially offset by the impact of higher manufacturing and transportation costs of 180 bps (including labor and commodities costs, partially offset by tariff refunds) and unfavorable foreign exchange of 10 bps.

Gross profit was $2,124.7 for the nine months ended September 30, 2026, a $103.7 increase compared to the same period in 2025. Gross margin increased 190 bps in the first nine months of 2026 compared to the same period in 2025. Excluding one-time costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses in the prior year, gross margin increased 120 bps which includes the impact of productivity programs of 150 bps, favorable volume and mix of 100 bps, benefits of acquisitions combined with the favorable operational impact of business exits of 130 bps, partially offset by the impact of higher manufacturing and transportation costs of 260 bps (including labor and commodities costs, partially offset by tariff refunds).

Operating Expenses

Marketing expenses for the three months ended September 30, 2026 were $190.7, a decrease of $12.2 or 6.0% as compared to the same period in 2025. Marketing expenses as a percentage of net sales in the third quarter of 2026 decreased by 90 bps to 11.9% compared to 12.8% in the same period in 2025 due to 80 bps on lower expense and 10 bps of leverage on higher net sales. Marketing expenses for the nine months ended September 30, 2026 were $495.4, a decrease of $1.2 or 0.2% as compared to the same period in 2025. Marketing expenses as a percentage of net sales for the first nine months of 2026 decreased by 10 bps to 10.8% as compared to 10.9% in the same period in 2025 due to 10 bps of leverage on higher net sales.

SG&A expenses were $267.3 in the third quarter of 2026, an increase of $10.4 or 4.0% as compared to the same period in 2025. SG&A as a percentage of net sales increased 50 bps to 16.7% in the third quarter of 2026 as compared to 16.2% in the same period in 2025. The increase reflects 70 bps of higher expenses from the Miss Mouth's acquisition, focused investments in new growth initiatives as well as e-commerce and our international business and higher incentive compensation, offset by 20 bps of leverage associated with higher sales. SG&A expenses for the first nine months of 2026 were $770.5, an increase of $57.7 or 8.1% as compared to the same period in 2025. SG&A as a percentage of net sales increased 110 bps to 16.7% in the first nine months of 2026 compared to 15.6% in 2025. The increase reflects 130 bps of higher intangible asset amortization from the Touchland and Miss Mouth's acquisitions, focused investments in new growth initiatives as well as e-commerce, technology and our international business and higher incentive compensation, offset by 20 bps of leverage associated with higher sales.

Income from Operations

Operating margin increased 210 basis points to 18.2% for the three months ended September 30, 2026, as compared to 16.1% in the same period in 2025. Operating margin increased 90 basis points to 18.7% for the nine months ended September 30, 2026, as compared to 17.8% in the same period in 2025.

Nonoperating Expenses

Interest income for the three and nine months ended September 30, 2026 decreased $0.2 and $14.8 to $2.7 and $6.6 as compared to the same period in 2025 due to lower investment income from lower average cash balances.

Interest expense for the three and nine months ended September 30, 2026 increased $0.3 and $1.7 to $24.1 and $72.3 respectively, as compared to the same period in 2025.

Other income (expense) was nominal for the three and nine months ended September 30, 2026 and 2025.

Income Taxes

The effective tax rate for the three months ended September 30, 2026 was 22.0%, compared to 22.9% in the same period in 2025. The effective tax rate for the nine months ended September 30, 2026 was 21.1%, compared to 22.8% in the same period in 2025. The decrease for both the three and nine month periods was primarily due to our continued tax planning initiatives.

The Company's U.S. federal income tax return for 2024 is currently under examination by the Internal Revenue Service.

Diluted EPS

We reported diluted net earnings per share for the three months ended September 30, 2026 of $0.89, an increase of 18.7% from diluted net earnings per share of $0.75 for the three months ended September 30, 2025. We reported diluted net earnings per share for the nine months ended September 30, 2026 of $2.65, an increase of 10.0% from diluted net earnings per share of $2.41 for the nine months ended September 30, 2025. Diluted net earnings per share for three and nine months ended September 30, 2025 include charges related to exiting the Flawless, Spinbrush and Waterpik showerhead businesses.

Segment results

We operate three reportable segments: Consumer Domestic, Consumer International and SPD. These segments are determined based on differences in the nature of products and organizational structure.

Segment	Products
Consumer Domestic	Household and personal care products
Consumer International	Primarily personal care products
SPD	Specialty products

Segment net sales and income from operations for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows. In 2025, we exited the VMS, Flawless, Spinbrush and Waterpik showerhead businesses.

	Consumer	Consumer
	Domestic	International	SPD	Total
Net Sales
Third Quarter 2026	$1,225.1	$297.4	$79.6	$1,602.1
Third Quarter 2025	1,219.7	290.1	75.8	1,585.6
First Nine Months of 2026	$3,498.6	$868.8	$234.0	$4,601.4
First Nine Months of 2025	3,503.6	829.6	225.8	4,559.0

Income from Operations
Third Quarter 2026	$249.4	$31.1	$10.9	$291.4
Third Quarter 2025	217.1	28.8	8.7	254.6
First Nine Months of 2026	$713.0	$112.6	$33.2	$858.8
First Nine Months of 2025	679.1	99.1	33.4	811.6

Product line revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Household Products	$711.6	$646.7	$2,015.2	$1,911.6
Personal Care Products	513.5	573.0	1,483.4	1,592.0
Total Consumer Domestic	1,225.1	1,219.7	3,498.6	3,503.6
Total Consumer International	297.4	290.1	868.8	829.6
Total SPD	79.6	75.8	234.0	225.8
Total Consolidated Net Sales	$1,602.1	$1,585.6	$4,601.4	$4,559.0

Household Products include laundry, deodorizing, and cleaning products. Personal Care Products include condoms, pregnancy kits, oral care products, skin and hair care products, and cold and remedy products.

Consumer Domestic

Consumer Domestic net sales in the third quarter of 2026 were $1,225.1, an increase of $5.4 or 0.4% as compared to the same period in 2025. Consumer Domestic net sales for the nine months ended September 30, 2026 were $3,498.6, a decrease of $5.0 or 0.1% as compared to the same period in 2025. The components of the net sales change were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer Domestic	2026	2026
Product volumes sold	3.6%	4.2%
Pricing/Product mix	0.8%	0.8%
Exit of product lines (1)	(6.4%)	(7.8%)
Acquisitions(2)	2.4%	2.7%
Net Sales increase(decrease)	0.4%	(0.1)%

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

Net sales excluding business exits and the acquisition of Miss Mouth's increased for the three months ended September 30, 2026, reflecting growth from ARM & HAMMER® Liquid Laundry Detergent, THERABREATH® mouth wash and toothpaste, ARM & HAMMER® Cat Litter, and WATERPIK® water flossers. Net sales excluding business exits and the acquisitions of Touchland and Miss Mouth's, increased for the nine months ended September 30, 2026, reflecting growth from THERABREATH® mouth wash and toothpaste, ARM & HAMMER® Cat Litter, ARM & HAMMER® Liquid Laundry detergent, SIMPLY SALINE® nasal saline moisturizers and solutions, and HERO® acne treatment products.

Consumer Domestic income from operations for the third quarter of 2026 was $249.4, an increase of $32.3 as compared to the third quarter of 2025. Strong organic sales growth across household and personal care, plus sales volume from the Touchland and Miss Mouth's acquisitions, partially offset by the sales impact from exited businesses contributed $25.3. Consumer Domestic also realized the benefit of productivity programs of $19.2, lower marketing expenses of $13.1 and favorable price/mix of $9.9. These benefits were partially offset by inflation, including Middle East conflict-related commodity and transportation costs of $28.9 (partially offset by tariff refunds) as well as higher SG&A expenses of $5.8 reflecting higher expenses from the Miss Mouth's acquisition, focused growth investments and higher incentive compensation.

Consumer Domestic income from operations for the nine-month period ended September 30, 2026, was $713.0, a $33.9 increase as compared to the first nine months of 2025. The prior year included costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $47.2. In the current year, strong organic sales growth across household and personal care, plus sales volume from the Touchland and Miss Mouth's acquisitions, partially offset by the sales impact from the exited businesses, contributed $64.1. Consumer Domestic also realized the benefit of productivity programs of $57.9, favorable price/mix of $24.1 and lower marketing expenses of $13.8, partially offset by inflation, including Middle East conflict-related commodity and transportation costs of $114.6 (partially offset by tariff refunds) and higher SG&A expenses of $58.7 reflecting higher intangible asset amortization from the Touchland and Miss Mouth's acquisitions, focused growth investments and higher incentive compensation.

Consumer International

Consumer International net sales were $297.4 in the third quarter of 2026, an increase of $7.3 or 2.5% as compared to the same period in 2025. Consumer International net sales in the first nine months of 2026 were $868.8, an increase of $39.2 or 4.7% as compared to the same period in 2025. The components of the net sales change were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - Consumer International	2026	2026
Product volumes sold	9.1%	7.3%
Pricing/Product mix	(1.3%)	(0.4%)
Foreign exchange rate fluctuations	0.5%	2.6%
Exit of product lines (1)	(5.8%)	(5.5%)
Acquisitions(2)	(—%)	0.7%
Net Sales increase	2.5%	4.7%

(1)
In the fourth quarter of 2025, we divested the VMS business. In the second quarter of 2025, we announced that we were exiting the Flawless, Spinbrush, and Waterpik showerheads businesses. The business exits were completed by the end of 2025.
(2)
The Touchland acquisition is included in our results since July 16, 2025, the date of acquisition.

The net sales increase for the three months ended September 30,2026, excluding business exits and changes in foreign currency exchange rates, was primarily driven by THERABREATH® mouth wash in the Global Markets Group ("GMG"), Canada and Mexico, BATISTE® dry shampoo in GMG and Europe, TOUCHLAND® in Canada, the UK, and Australia, OXICLEAN® powder in GMG and HERO® acne treatment products in GMG, Canada, and Mexico. The net sales increase for the nine months ended September 30, 2026, excluding business exits, changes in foreign currency exchange rates and the Touchland acquisition, was primarily driven by THERABREATH® mouth wash, BATISTE® dry shampoo and HERO® acne treatment products in the Global Markets Group, and HERO® acne treatment products and BATISTE® dry shampoo in the UK, Canada, Germany, and France.

Consumer International income from operations was $31.1 for the first three months of 2026, an increase of $2.3 as compared to the third quarter of 2025. Consumer International income from operations benefited from strong organic sales growth across the portfolio, increasing income from operations by $10.6. The income from operations impact from increased sales volumes was partially offset by higher SG&A expenses of $5.0 reflecting focused growth investments and higher incentive compensation, higher marketing expenses of $1.3 to support growth, unfavorable foreign exchange rates of $1.1, and higher manufacturing and transportation costs of $0.9.

Consumer International income from operations for the first nine months of 2026 was $112.6, a $13.5 increase as compared to the first nine months of 2025. The prior year included costs associated with exiting the Flawless, Spinbrush, and Waterpik showerheads businesses of $3.8. In the current year, the increase is due primarily to the impact of strong organic sales volumes across the portfolio, plus sales volume from the Touchland acquisition, increasing income from operations by $25.7, favorable foreign exchange rates of $8.4, a favorable price/mix of $5.5 and lower manufacturing and transportation costs of $2.4, partially offset by higher SG&A expenses of $19.3 reflecting higher expenses from intangible asset amortization for the Touchland acquisition, focused growth investments, higher incentive compensation, and higher marketing expenses of $13.1 to support growth.

Specialty Products (“SPD”)

SPD net sales were $79.6 in the third quarter of 2026, an increase of $3.8 or 5.0% as compared to the same period in 2025. SPD net sales were $234.0 for the first nine months of 2026, an increase of $8.2, or 3.6% as compared to the same period in 2025. The components of the net sales change were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Sales - SPD	2026	2026
Product volumes sold	2.9%	2.1%
Pricing/Product mix	2.1%	1.5%
Net Sales increase	5.0%	3.6%

Net sales increased in the three and nine months ended September 30, 2026 primarily due to growth in our sodium bicarbonate and animal nutrition businesses.

SPD income from operations was $10.9 in the third quarter of 2026, an increase of $2.2 compared to the third quarter of 2025 due to higher sales volumes increasing income by $1.8, favorable price/mix of $1.6, and lower marketing expenses of $0.3, offset by unfavorable manufacturing costs of $1.0 and higher SG&A expenses of $0.5. SPD income from operations was $33.2 in the first nine months of 2026, a decrease of $0.2 as compared to the same period in 2025 due to unfavorable manufacturing costs of $4.4 and higher SG&A expenses of $4.2, partially offset by higher sales volumes increasing income by $4.0, favorable price/mix of $3.5, and lower marketing expenses of $0.8.

Equity in Earnings of Affiliates

Equity in earnings of affiliates represents the results of Armand in the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, we had $446.9 in cash and cash equivalents, and approximately $1,993.0 available through our revolving credit facility and our commercial paper program. To preserve our liquidity, we invest cash primarily in government money market funds, prime money market funds, short-term commercial paper and short-term bank deposits.

Our 3.15% Senior Notes in the aggregate principal amount of $425.0 mature on August 1, 2027 and are classified as current portion of long-term debt as of September 30, 2026.

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

On October 28, 2021, the Board authorized our share repurchase program, under which we may repurchase up to $1,000.0 in shares of Common Stock (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program does not have an expiration and replaced the 2017 Share Repurchase Program. As of September 30, 2026, there remained $228.9 of share repurchase availability under the 2021 Share Repurchase Program.

On October 27, 2026, the Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1,000.0 of its common stock (the "2026 Share Repurchase Program"). The 2026 Share Repurchase Program has no expiration date and replaces our 2021 Share Repurchase Program.

The 2021 and 2026 Share Repurchase Programs did not modify our evergreen share repurchase program, authorized by the Board on January 29, 2014, under which we may repurchase, from time to time, Common Stock to reduce or eliminate dilution associated with issuances of Common Stock under its incentive plans.

During the third quarter of 2026, we executed open market purchases of 0.4 million shares for $37.1, inclusive of fees, of which all 0.4 million shares were purchased under the evergreen program. The shares were purchased at an average share price of $94.91 and we used cash on hand to fund the open market purchases. In October 2026, we executed open market purchases of 1.4 million shares for $130.2, inclusive of fees, of which all 1.4 million shares were purchased under the evergreen program. These shares were purchased at an average share price of $94.41 and we used cash on hand to fund the open market purchases.

On January 28, 2026, the Board declared a 4.2% increase in the regular quarterly dividend from $0.295 to $0.3075 per share (equivalent to an annual dividend of $1.23 per share) payable to stockholders of record as of February 13, 2026. The increase raises the annualized dividend payout from $287.0 to approximately $291.0.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund our share repurchase programs to the extent implemented by management, pay debt and interest as it comes due, pay dividends at the latest approved rate, and meet our capital expenditure program costs, which are expected to be approximately $125.0 in 2026 including manufacturing capacity investments for THERABREATH® and Sterimar and an enterprise resource planning (ERP) project. Cash, together with our current borrowing capacity, may be used for acquisitions that would complement our existing product lines or geographic markets.

Cash Flow Analysis

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Net cash provided by operating activities	$841.2	$852.0
Net cash used in investing activities	$(402.7)	$(725.3)
Net cash used in financing activities	$(397.9)	$(793.9)

Net Cash Provided by Operating Activities – Our primary source of liquidity is the cash flow provided by operating activities, which is dependent on net income and changes in working capital. Our net cash provided by operating activities in the nine months ended September 30, 2026 decreased by $10.8 to $841.2 as compared to $852.0 in the same period in 2025 due to a decrease in cash earnings (net income adjusted for non-cash items) offset by working capital improvement. The improvement in working capital is primarily related to higher accounts payable as we extend payment terms with certain vendors and the timing of income tax payments, partially offset by higher inventory purchases to support growth. We measure working capital effectiveness based on our cash conversion cycle. The following table presents our cash conversion cycle information for the quarters ended September 30, 2026 and 2025:

	Quarter ended as of
	September 30, 2026	September 30, 2025(1)	Change
Days of sales outstanding in accounts receivable ("DSO")	35	36	(1)
Days of inventory outstanding ("DIO")	64	68	(4)
Days of accounts payable outstanding ("DPO")	(82)	(78)	(4)
Cash conversion cycle	17	26	(9)

(1)
The September 30, 2025 cash conversion cycle calculation was revised to reflect a quarter-to-quarter four-period average method.

The cash conversion cycle (defined as the sum of DSO and DIO less DPO) is calculated using a quarter-to-quarter four-period average method. The decrease in DIO is primarily attributable to enhanced inventory management initiatives. The increase in DPO is primarily related to extending payment terms with certain vendors. We continue to focus on reducing our working capital requirements.

Net Cash Used in Investing Activities – Net cash used in investing activities during the first nine months of 2026 was $402.7, primarily reflecting $300.0 for the Miss Mouth's acquisition, $91.6 for additions to property, plant, and equipment, and $10.0 for a business acquisition liability payment. Net cash used in investing activities during the first nine months of 2025 was $725.3, primarily reflecting $656.4 for the Touchland Acquisition and $67.2 for property, plant and equipment additions.

Net Cash Used in Financing Activities – Net cash used in financing activities during the first nine months of 2026 was $397.9, primarily attributable to $219.6 of cash dividend payments, $180.5 of business acquisition liability payments and $37.1 of treasury stock purchases, partially offset by $46.9 of proceeds from stock option exercises. Net cash used in financing activities during the first nine months of 2025 was $793.9, reflecting $600.0 of share repurchases, $216.4 of cash dividend payments and $5.9 related to the payment of a business acquisition liability, partially offset by $33.1 of proceeds from stock option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, among others, statements relating to net sales and earnings growth; the impact of tariffs; gross margin changes; trade and marketing spending; marketing expense as a percentage of net sales; sufficiency of cash flows from operations; earnings per share; the impact of new accounting pronouncements; cost savings programs; recessionary conditions; interest rates; inflation; consumer demand and spending; the effects of competition; the effect of product mix; volume growth, including the effects of new product launches into new and existing categories; the impact of acquisitions; and capital expenditures. Other forward-looking statements in this report may be identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,”“ outlook,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. These statements represent the intentions, plans, expectations and beliefs of the Company, and are based on assumptions that the Company believes are reasonable but may prove to be incorrect. In addition, these statements are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. Factors that could cause such differences include a decline in market growth, retailer distribution and consumer demand (as a result of, among other things, political, economic and marketplace conditions and events), including those relating to the outbreak of contagious diseases; the impact of new regulations and legislation and change in regulatory priorities; shifting economic policies in the United States; potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs; increased or changing regulation regarding the Company's products and its suppliers in the United States and other countries where it or its suppliers operate; the impact on the global economy of the Russia/Ukraine war and conflict in the Middle East, including the impact of export controls and other economic sanctions; potential recessionary conditions or economic uncertainty; the impact of continued shifts in consumer behavior, including accelerating shifts to on-line shopping; unanticipated increases in raw material and energy prices, including as a result of the Russia/Ukraine war, conflict in the Middle East or other inflationary pressures; delays and increased costs in manufacturing and distribution; increases in transportation costs; labor shortages; the impact of price increases for our products; the impact of inflationary conditions; the impact of supply chain and labor disruptions; the impact of severe or inclement weather on raw material and transportation costs; adverse developments affecting the financial condition of major customers and suppliers; competition; changes in marketing and promotional spending; growth or declines in various product categories and the impact of customer actions in response to changes in consumer demand and the economy, including increasing shelf space or on-line share of private label and retailer-branded products or other changes in the retail environment; impairment charges or other negative impacts to the value of the Company's assets; consumer and competitor reaction to, and customer acceptance of, new product introductions and features; the timing and amount of any tariff refunds; the Company’s ability to maintain product quality and characteristics at a level acceptable to our customers and consumers; disruptions in the banking system and financial markets; the Company’s borrowing capacity and ability to finance its operations and potential acquisitions; higher interest rates; foreign currency exchange rate fluctuations; market volatility; issues relating to the Company’s information technology and controls; the impact of natural disasters, including those related to climate change, on the Company and its customers and suppliers, including third party information technology service providers; integrations of acquisitions or divestiture of assets; the outcome of contingencies, including litigation, pending regulatory proceedings and environmental matters; and changes in the regulatory environment in the countries where we do business.

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

During the third quarter of 2026, the Company executed open market purchases of 0.4 million shares for $37.1, inclusive of fees, of which all 0.4 million shares were purchased under the evergreen program. The shares were purchased at an average share price of $94.91 and the Company used cash on hand to fund the open market purchases.

There remained $228.9 of share repurchase availability under the 2021 Share Repurchase Program as of September 30, 2026. On October 27, 2026 the Board authorized us to repurchase up to $1,000.0 under the 2026 Share Repurchase Program, which replaced the 2021 Share Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under All Programs
7/1/2026 to 7/31/2026	-	$-	-	$228,905,959
8/1/2026 to 8/31/2026	-	-	-	$228,905,959
9/1/2026 to 9/30/2026	392,535	94.94	390,455	$228,905,959
Total	392,535	$94.94	390,455

(1) Includes shares of Common Stock withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

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

CHURCH & DWIGHT CO., INC.
(REGISTRANT)

DATE:	October 30, 2026	/s/ Lee B. McChesney
LEE B. MCCHESNEY
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

DATE:	October 30, 2026	/s/ Joseph J. Longo
JOSEPH J. LONGO
VICE PRESIDENT AND
CONTROLLER
(PRINCIPAL ACCOUNTING OFFICER)